Form 10-Q
period 2011-06-30
HKN, Inc.
filed 2011-08-09
CIK 313478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes__  No ✓

The number of shares of Common Stock, par value $0.01 per share, outstanding as of August 2, 2011 was 18,771,545.

HKN, INC.
INDEX TO QUARTERLY REPORT
June 30, 2011

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements

	Consolidated Condensed Balance Sheets	3

	Consolidated Condensed Statements of Operations	4

	Consolidated Condensed Statements of Cash Flows	5

	Notes to Consolidated Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 6.	Exhibits	36

SIGNATURES		38

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

HKN, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except for share amounts)
(unaudited)

Assets	June 30,	December 31,
	2011	2010

Current Assets:
Cash and temporary investments	$25,387	$4,815
Accounts receivable, net	1,775	1,704
Accounts receivable - affiliates	14	-
Note receivable - affiliates	-	5,000
Prepaid expenses and other current assets	913	553
Total Current Assets	28,089	12,072

Property and equipment, net	36,282	44,479

Intangible assets, net	2,186	2,302
Long term note receivable - affiliates	5,000	-
Investment in Global	15,141	20,136
Other assets	44	130
Total Assets	$86,742	$79,119

Liabilities and Stockholders' Equity

Current Liabilities:
Trade payables	$554	$1,265
Accrued liabilities and other	1,458	1,373
Income tax contingency	225	225
Revenues and royalties payable	588	834
Total Current Liabilities	2,825	3,697

Asset retirement obligation	8,861	8,937
Deferred income taxes	573	573
BWI contingency	800	800
Total Liabilities	13,059	14,007

Stockholders’ Equity:
Series G1 preferred stock, $1.00 par value; $100 thousand liquidation value; 700,000 shares authorized; 1,000 shares outstanding	1	1
Series G2 preferred stock, $1.00 par value; $100 thousand liquidation value; 100,000 shares authorized; 1,000 shares outstanding	1	1
Common stock, $0.01 par value; 24,000,000 shares authorized; 18,771,545 and 10,026,098 shares issued and outstanding, respectively	188	100
Additional paid-in capital	456,801	438,967
Accumulated deficit	(388,909)	(388,039)
Accumulated other comprehensive income	5,497	10,491
Total HKN, Inc. Stockholders’ Equity	73,579	61,521
Noncontrolling interest	104	3,591
Total Stockholders' Equity	73,683	65,112
	$86,742	$79,119

The accompanying Notes to Consolidated Condensed Financial Statements are
an integral part of these Statements.

HKN, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited, in thousands except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues and other:
Oil and gas operations	$2,658	$2,718	$5,017	$5,553
Interest and other income	531	330	1,000	768
	3,189	3,048	6,017	6,321
Costs and Expenses:
Oil and gas operating expenses	1,986	1,951	3,879	3,284
General and administrative expenses	1,099	697	2,058	1,493
Provision (benefit) for doubtful accounts	-	(1)	6	(21)
Depreciation, depletion, amortization and accretion	601	715	1,239	1,494
Interest expense and other losses	12	-	24	42
	3,698	3,362	7,206	6,292
Other income and (expenses):
Equity in losses of Spitfire	-	-	-	(20)
Gain on sale of investment	-	1,878	-	1,887
	-	1,878	-	1,867

Income (loss) from operations before income taxes	$(509)	$1,564	$(1,189)	$1,896
Income tax expense	-	-	-	-
Net income (loss)	$(509)	$1,564	$(1,189)	$1,896
Net loss attributable to noncontrolling interests	202	85	319	255
Net income (loss) attributable to HKN, Inc. stockholders	$(307)	$1,649	$(870)	$2,151
Accrual of dividends related to preferred stock	(4)	(4)	(8)	(8)
Gain on payments of dividends of preferred stock	8	8	8	8
Net income (loss) attributed to common stock	$(303)	$1,653	$(870)	$2,151

Net income (loss) per common share, basic and diluted	$(0.02)	$0.17	$(0.06)	$0.23
Weighted average common shares outstanding:
Basic	16,715,311	9,553,848	13,389,184	9,553,848
Diluted	16,715,311	9,558,318	13,389,184	9,557,531

The accompanying Notes to Consolidated Condensed Financial Statements are
an integral part of these Statements.

HKN, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$(1,189)	$1,896
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion	1,239	1,494
Equity in losses of Spitfire	-	20
Realized gain from sale of Spitfire shares	-	(1,887)
Change in operating assets and liabilities:
Increase in accounts receivable and other	(331)	(361)
Increase (decrease) in trade payables and other	(781)	62
Net cash provided by (used in) operating activities	(1,062)	1,224

Cash flows from investing activities:
Capital expenditures	(623)	(1,395)
Proceeds from sale of Spitfire common shares	-	3,253
Proceeds from sales of oil and gas assets	7,502	72
Net cash provided by investing activities	6,879	1,930

Cash flows from financing activities:
Proceeds from note payable	-	427
Principal payments on note payable	-	(115)
Issuance costs for shares of BWI	(15)	-
Proceeds from rights offering, net of costs	14,770	-
Net cash provided by financing activities	14,755	312

Net increase in cash and temporary investments	20,572	3,466
Cash and temporary investments at beginning of period	4,815	7,030
Cash and temporary investments at end of period	$25,387	$10,496

The accompanying Notes to Consolidated Condensed Financial Statements
are an integral part of these Statements.

HKN, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(unaudited)

(1)   BASIS OF PRESENTATION

Our accompanying consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to prevent the information presented from being misleading. In our opinion, these consolidated condensed financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2011 and December 31, 2010 and the results of our operations for the three and six months presented as of June 30, 2011 and 2010 and changes in our cash flows for the six months presented as of June 30, 2011 and 2010. The December 31, 2010 consolidated condensed balance sheet information is derived from audited financial statements. All adjustments represent normal recurring items. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. Certain prior year amounts have been reclassified to conform to the 2011 presentation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation – The consolidated condensed financial statements include the accounts of all companies that we, through our direct or indirect ownership or share-holding, were provided the ability to control their operating policies and procedures.  All significant intercompany balances and transactions have been eliminated.

Consolidation of Variable Interest Entities – As of June 30, 2011, we owned less than a majority of the common shares of Global Energy Development PLC (“Global”) and did not possess the legal power to direct their operating policies and procedures. We have concluded that Global was not a VIE at June 30, 2011.

Comprehensive Income (Loss) – Comprehensive income (loss) includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Our total comprehensive income (loss) for the periods is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss) attributable to HKN	$(307)	$1,649	$(870)	$2,151
Foreign currency translation adjustment on investment	60	(138)	739	(1,267)
Reclassification of holding gain on available for sale investment into earnings	-	(351)	-	(351)
Unrealized (loss) gain on investments	(980)	(5,001)	(5,734)	1,526
Total comprehensive income (loss)	$(1,227)	$(3,841)	$(5,865)	$2,059

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

Derivative Instruments – We have not designated any of our derivative instruments as hedges under FASB’s derivatives and hedging guidance. All gains and losses related to our derivative instruments are recognized in other losses or other income. As of June 30, 2011, we hold no derivative instruments. Please see Note 6 – “Derivative Instruments” for additional information.

Equity Method Investments – For investments in which we have the ability to exercise significant influence but do not control, we follow the equity method of accounting. During 2010, we held an equity investment in Spitfire Energy, Ltd. (“Spitfire”) through our ownership of approximately 25% of Spitfire’s outstanding common shares. We sold our remaining interest in Spitfire during the first half of 2010, which consisted of approximately 9.9 million common shares of Spitfire, for cash proceeds of $3.3 million using the average cost method.  Accordingly, we no longer carry any equity method investments on our consolidated condensed balance sheet as of June 30, 2011. Please see Note 5 – “Equity Investment in Spitfire Energy” for additional information.

Sales of Oil and Gas Properties - We account for sales of oil and gas properties as adjustments of capitalized costs to the full cost pool with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to the full cost pool. In March 2011, we sold our interests in our Creole field effective February 1, 2011, for cash proceeds of $7.5 million, and we sold several of our non-strategic properties during April 2011. There was no gain or loss recognized from any of the sales.

Intangible Assets – At June 30, 2011 and December 31, 2010, our intangible assets consisted of patents acquired in connection with our investment in BriteWater International, LLC ("BWI"). We assess the recoverability of our intangible assets on an annual basis as well as when events or changes in circumstances indicate the carrying amount of the intangible assets may not be fully recoverable. Recoverability is measured by a comparison of the carrying value of the intangible asset over its fair value. Any excess of the carrying value of the intangible asset over its fair value is recognized as an impairment loss. The estimated fair value is determined based on a discounted cash flow model. Impairment losses would be recorded in other operating expenses. No impairment has been recognized as of June 30, 2011. Our patents are amortized based on the contractual lives of the patents, which range in periods of 6-21 years. For the three and six months ended June 30, 2011, we have recorded amortization related to these patents of $66 thousand and $117 thousand, respectively.

Severance Taxes – The states in which our oil and natural gas properties are located charge a severance, or production, tax for the oil and natural gas that is produced by our wells.  We report these costs as a component of our operating expenses within our income statement. We have severance tax exemptions on several of our Main Pass wells which qualified for the State of Louisiana’s inactive well exemption. This exemption grants a five year tax exemption on wells which are placed back on production after being off production for a period of two or more years. During 2010, we received a refund of approximately $559 thousand, net to Xplor’s interest, related to severance taxes which we had previously paid on the exempt wells. The refund is included as a reduction to our operating expenses in our financial statements.

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

(2)           INVESTMENT IN BRITEWATER INTERNATIONAL, LLC

We hold an interest in BWI, a company with a patented oilfield emulsion breaking “OHSOL” technology. Pursuant to the terms of our investment, HKN and the other BWI unit-holders granted to one another put and call options which are exercisable if certain conditions are satisfied prior to June 2012. At December 31, 2010, we held 57,299 units (52.09%) of BWI, and 16,477 restricted shares of our common stock were issuable in exchange for 762 units of BWI.  BWI's results of operations for the three and six months ended June 30, 2011 are consolidated in our results of operations.

In June 2011, HKN and Quadrant Management (“Quadrant”), a related party, entered into a Securities Exchange Agreement pursuant to which HKN agreed to purchase all of the outstanding shares of BWI over a period of several months. During June 2011, HKN purchased an additional 46.08% of the outstanding units of BWI in exchange for the issuance of 1,245,373 restricted shares of our common stock. We expect to exchange an additional 40,850 restricted shares of our common stock for the remaining 2,013 units (1.83%) of BWI during the third quarter 2011. Upon the purchase of these remaining shares, the remaining Put Option will expire. As of June 30, 2011, we own 98.17% of BWI and have the ability to direct their operations.

BWI Results of Operations – For the three and six months ended June 30, 2011, we recognized losses of $502 thousand and $789 thousand, respectively, related to our investment in BWI in our consolidated condensed statement of operations, of which $202 thousand and $319 thousand, respectively, were related to noncontrolling interests.

BWI Contingency – In 2009, BWI recorded a contingent liability of $800 thousand which may be payable upon the conclusion of certain performance events related to BWI’s equipment. There were no changes to the BWI liability recorded during the six months ended June 30, 2011.

BWI Put/Call Option - As a result of the rights offering completed by BWI in December 2010 and the resulting dilution of the ownership, the restricted shares to be issued under the remaining put option were adjusted from 181 thousand to 16 thousand. The put option remains exercisable, and 762 units of BWI may be exchanged for 16 thousand shares of our common stock.

(3)           INVESTMENT IN GLOBAL

Investment in Global – Our non-current available-for-sale investment consists of our ownership of approximately 33% of Global’s outstanding ordinary shares.  At June 30, 2011 and December 31, 2010, our investment in Global was equal to the market value of our 11.9 million shares of Global’s ordinary shares as follows (in thousands, except for the share amounts):

	June 30, 2011	December 31, 2010

Shares of Global Stock held by HKN	11,893,462	11,893,462

Closing price of Global Stock	£0.80	£1.09

Foreign Currency Exchange Rate	1.6014	1.5524

Market Value of Investment in Global	$15,141	$20,136

The foreign currency translation adjustment of approximately $739 thousand and the unrealized loss on investment of $5.7 million for these changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the six months ended June 30, 2011.

Global is listed on the Alternative Investment Market (“AIM”), a market operated by the London Stock Exchange. Lyford Investments Enterprises, Ltd., our largest stockholder, and its affiliates, (collectively the “Lyford Group”), has agreed to acquire approximately 10% of Global’s outstanding shares. Pursuant to the applicable City Code on Takeovers and Mergers (the “Code”), HKN and the Lyford Group (the “Concert Parties”) are deemed to be acting in concert.  As a result of the additional acquisition by the Lyford Group, at least one of the Concert Parties is required under Rule 9 of the Code to make a mandatory cash offer (the “Offer”) to acquire the outstanding shares not owned by the Concert Parties. Strictly for purposes of complying with the Code, we elected to make the Offer at a price of 72 pence per share and announced the Offer on June 16, 2011 pursuant to the Code and the rules of the AIM exchange.

We would not have elected to make the Offer without the Rule 9 requirement, and do not anticipate that a significant number of Global shares will be tendered pursuant to the Offer. If the Offer is fully accepted, we will be required to pay approximately $18 million in cash.

(4)           SENIOR SECURED GLOBAL NOTE RECEIVABLE

In September 2010, we issued a Senior Secured Loan and Security Agreement with Global (“Global Note Receivable”) in exchange for cash in the principal amount of $5 million.  At June 30, 2011, the outstanding principal amount of the Global Note Receivable was $5 million. During February 2011, we agreed to extend the maturity date of our Global Note Receivable by one year, resulting in a new maturity date of September 14, 2012.  In association with this amendment, we also increased the interest rate from 10% up to 10.5%. During the three and six months ended June 30, 2011, Global paid $130 thousand and $260 thousand, respectively, in interest under the note receivable agreement. This note is fully secured by oil producing assets of Global, and interest is paid on a monthly basis. See Note 14 – “Related Party Transactions” for additional information regarding the Global Note Receivable.

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

 During the first half of 2010, we sold our remaining 9.9 million Spitfire common shares, for cash proceeds of $3.3 million. We realized a gain on sale of $1.9 million using the average cost method, which included $351 thousand of foreign currency gains which were reclassified into earnings from other comprehensive income, in our consolidated condensed statement of operations. Accordingly, at June 30, 2011 and December 31, 2010, we no longer carry this investment on our consolidated condensed balance sheet.

(6)            DERIVATIVE INSTRUMENTS

Commodity Derivatives - From time to time we enter into certain commodity derivative instruments which allow us to mitigate commodity price risk associated with a portion of our future monthly natural gas and crude oil production and related cash flows. Our oil and gas operating revenues and cash flows are impacted by changes in commodity product prices, which are volatile and cannot be accurately predicted. Our objective for holding these commodity derivatives is to protect the operating revenues and cash flows related to a portion of our future crude oil sales from the risk of significant declines in commodity prices. We have not designated any of our commodity derivatives as hedges.  As of June 30, 2011, we hold no commodity derivative positions.

Our purchased commodity derivatives are recorded at their estimated fair values within other current assets in the accompanying consolidated condensed balance sheets. Estimated fair values of our purchased commodity derivatives were as follows (in thousands):

					Fair Value
Commodity	Type	Volume	Duration	Price	June 30, 2011	December 31, 2010
Crude Oil	Floor	5,000 bbls	Feb 11 - July 11	$60.00	$-	$3
					$-	$3

As of June 30, 2011, neither we, nor any of our consolidated companies, hold any derivative instruments which are designated as fair value hedges, cash flow hedges or foreign currency hedges. Settlements of our oil and gas commodity derivatives are based on the difference between fixed option prices and the New York Mercantile Exchange closing prices for each month during the life of the contracts. We monitor our crude oil and natural gas production prices compared to New York Mercantile Exchange prices to assure our commodity derivatives are effective in mitigating our commodity price risk.

We did not hold any derivative instruments designated as hedging instruments as of June 30, 2011. A summary of the fair values of our derivative instruments not designated as hedging instruments as of June 30, 2011 and December 31, 2010 are as follows (in thousands):

		Fair Value
Asset Derivatives	Balance Sheet Location	June 30, 2011	December 31, 2010
Commodity contracts	Other assets	$-	$3
Total derivatives		$-	$3

We have recorded realized losses for expired crude oil contracts of $12 thousand and $24 thousand for the three and six months ended June 30, 2011, respectively, in our consolidated condensed statement of operations. In addition, we have recorded unrealized gains of $11 thousand and $21 thousand in interest and other income, related to our open crude oil commodity derivatives for the three and six months ended June 30, 2011, respectively.

Unrealized and realized losses (gains) related to all of our derivative instruments are included in the consolidated condensed statement of operations for the three and six months ended June 30, 2011 and 2010 as follows (in thousands):

		Amount of Gain or (Loss) Recognized in Income on Derivatives

	Location of Gain or (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives	Recognized in Income on Derivatives	2011	2010	2011	2010
Commodity contracts	Interest and other income	$11	$-	$21	$-
Commodity contracts	Interest expense and other losses	(12)	(5)	(24)	37
		$(1)	$(5)	$(3)	$37

(7)           FAIR VALUE MEASUREMENTS

We apply the FASB’s fair value measurements and disclosures guidance to nonrecurring, nonfinancial assets and liabilities.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This guidance also establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability.  Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The valuation hierarchy contains three levels:

●	Level 1 – Valuation inputs are unadjusted quoted market prices for identical assets or liabilities in active markets.

●
Level 2 – Valuation inputs are quoted prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the asset or liability being measured.

●	Level 3 – Valuation inputs are unobservable and significant to the fair value measurement.

We used the following fair value measurements for certain of our assets and liabilities during the six months ended June 30, 2011:

Level 1 Classification:

Investment in Global – Global’s ordinary shares are publicly traded on the AIM Exchange of the London Stock Exchange with quoted prices in active markets. Accordingly, the fair value measurements of these securities have been classified as Level 1.

Commodity contracts – Our purchased commodity derivatives have quoted prices in active markets. Accordingly, the fair value measurements of these securities have been classified as Level 1.

Level 3 Classification:

Asset Retirement Obligations - Our asset retirement obligation is classified as a Level 3 liability. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rates and the expected remaining life of wells. The inputs are calculated utilizing historical data, current estimated costs and expectations for the future costs and production of the wells.  See Note 9 – “Asset Retirement Obligation” for additional information on our asset retirement obligation as of June 30, 2011.

       Value of HKN shares issued for BWI investment - The fair value of the restricted common stock paid in exchange for our increased ownership of BWI is non-recurring and was estimated based on a discount for lack of marketability study which included an Asian put analysis and a Restricted Stock Study in combination with the market price of our common stock.

The following table presents recurring financial assets and liabilities which are carried at fair value as of June 30, 2011 (in thousands):

	Level 1	Level 2	Level 3

Investment in Global (cost method)	$15,141	$-	$-

Commodity contracts	-	-	-

Total assets at fair value	$15,141	$-	$-

(8)        PROPERTY AND EQUIPMENT

    A summary of property and equipment follows (in thousands):

	June 30,	December 31,
	2011	2010
Unevaluated properties:

Unevaluated coalbed methane prospects	$5,376	$5,301

Evaluated oil and gas properties	198,124	205,572

OHSOL equipment	6,319	6,319

Facilities and other property	1,736	1,726

Less accumulated depreciation, depletion, and amortization	(175,273)	(174,439)

	$36,282	$44,479

(9)        ASSET RETIREMENT OBLIGATION

We recognize the present value of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. A summary of our asset retirement obligations as of June 30, 2011 is as follows (in thousands):

	Asset Retirement
Asset Category	Obligation Liability	Estimated Life

Oil and gas producing properties	$6,989	0-16 years

Facilities and other property	1,872	6-23 years

	$8,861

The following table describes all changes to our asset retirement obligation liability during the six months ended June 30, 2011 (in thousands):

Asset retirement obligation at beginning of year	$8,937

Additions during the period	-

Disposals during the period	(365)

Revisions of estimates	-

Accretion of discount	289

Asset retirement obligation at end of period	$8,861

 (10)           SEGMENT INFORMATION

We engage primarily in oil and gas development and production activities in the onshore and offshore Gulf Coast regions of Louisiana as well as coalbed methane exploration and development activities in Indiana and Ohio.  Our coalbed methane and oil and gas operations efforts are managed and evaluated by us as one operation. We operate primarily through traditional ownership of mineral interests in the states in which we operate.

We have a separate operating segment to reflect the consolidation of our investment in BWI. BWI holds patents and equipment for OHSOL technology which can be used to purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids and to reduce the environmental impact for disposition of residual fuels and waste materials. Please see Note 2 –“Investment in BriteWater International, LLC” for further discussion.

Our accounting policies for each of our operating segments are the same as those for our consolidated condensed financial statements. Intersegment interest income and intersegment expenses between us and BWI under the BWI Loan have been eliminated in consolidation. There were no intersegment sales or transfers for the periods presented.

Our financial information, expressed in thousands, for each of our operating segments for the three and six months ended June 30, 2011 and 2010 is as follows:

	For the Three Months Ended June 30, 2011

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$2,658	$-	$-	$2,658
Interest and other income	569	-	(38)	531
Oil and gas operating expenses	(1,986)	-	-	(1,986)
General and administrative expenses	(701)	(398)	-	(1,099)
Depreciation, depletion, amortization and accretion	(535)	(66)	-	601
Interest expense and other losses	(12)	(38)	38	(12)
Segment loss from continuing operations	$(7)	$(502)	$-	$(509)
Capital Expenditures	$428	$-	$-	$428
Total Assets	$85,307	$8,867	$(7,432)	$86,742

	For the Three Months Ended June 30, 2010

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$2,718	$-	$-	$2,718
Interest and other income	355	-	(25)	330
Oil and gas operating expenses	(1,951)	-	-	(1,951)
General and administrative expenses	(590)	(107)	-	(697)
Benefit for doubtful accounts	1	-	-	1
Depreciation, depletion, amortization and accretion	(715)	-	-	(715)
Interest expense and other losses	-	(25)	25	-
Gain on sale of investment	1,878	-	-	1,878
Segment income (loss) from continuing operations	$1,696	$(132)	$-	$1,564
Capital Expenditures	$825	$69	$-	$894
Total Assets	$64,325	$8,970	$(2,754)	$70,541

	For the Six Months Ended June 30, 2011

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$5,017	$-	$-	$5,017
Interest and other income	1,076	-	(76)	1,000
Oil and gas operating expenses	(3,879)	-	-	(3,879)
General and administrative expenses	(1,462)	(596)	-	(2,058)
Provision for doubtful accounts	(6)	-	-	(6)
Depreciation, depletion, amortization and accretion	(1,122)	(117)	-	(1,239)
Interest expense and other losses	(24)	(76)	76	(24)
Segment loss from continuing operations	$(400)	$(789)	$-	$(1,189)
Capital Expenditures	$623	$-	$-	$623
Total Assets	$85,307	$8,867	$(7,432)	$86,742

	For the Six Months Ended June 30, 2010

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$5,553	$-	$-	$5,553
Interest and other income	814	-	(46)	768
Oil and gas operating expenses	(3,284)	-	-	(3,284)
General and administrative expenses	(1,175)	(318)	-	(1,493)
Benefit for doubtful accounts	21	-	-	21
Depreciation, depletion, amortization and accretion	(1,494)	-	-	(1,494)
Interest expense and other losses	(42)	(46)	46	(42)
Equity in losses of Spitfire	(20)	-	-	(20)
Gain on sale of investment	1,887	-	-	1,887
Segment income (loss) from continuing operations	$2,260	$(364)	$-	$1,896
Capital Expenditures	$1,316	$79	$-	$1,395
Total Assets	$64,325	$8,970	$(2,754)	$70,541

(11)           STOCKHOLDERS’ EQUITY

No changes in the number of preferred shares occurred during the six months ended June 30, 2011. The changes in the number of common shares held during the six months ended June 30, 2011 are as follows:

Number of Common
Description	Shares
Balance as of December 31, 2010	10,026,098
Shares issued for preferred stock dividends	74
Shares issued for purchase of additional BWI ownership interest	1,245,373
Shares issued related to Rights Offering	7,500,000
Balance as of June 30, 2011	18,771,545

In April 2011, the previously announced rights offering was fully subscribed for, and upon its closing we issued 7.5 million shares of our common stock at the subscription price of $2.00 per share. The net proceeds to the Company from the sale of the shares were approximately $14.8 million.

Treasury Stock – At June 30, 2011 and December 31, 2010, we held no shares of treasury stock. During the six months ended June 30, 2011, we did not purchase or retire any shares of our common stock. As of June 30, 2011, approximately 458 thousand shares remained available for repurchase under our repurchase program.

        Additional Paid in Capital - Additional paid in capital increased by $3.14 million during the period ended June 30, 2011. This is a result of our purchase of additional interests in BWI in June 2011 in exchange for the issuance of 1.2 million restricted shares of our common stock. The value of the common stock that we issued as part of the transaction was valued at $2.3 million. The difference between the value of the common stock we issued and the resulting decrease to noncontrolling interest equity was recorded in additional paid-in capital.

Six months ended
June 30, 2011

Net loss attributable to HKN, Inc.	$(870)

Transfer from the noncontrolling interest

Increase in HKN's paid-in capital for additional BWI interest purchased	3,140

Net transfers from noncontrolling interest	3,140

Change from net loss attributable to
HKN, Inc. and transfers from noncontrolling interest	$2,270

Noncontrolling Interest – At December 31, 2010, we recorded the non controlling interests related to our investment in BWI of 47.91% in our consolidated condensed balance sheet.

In June 2011, HKN purchased an additional 46.08% of the outstanding units of BWI in exchange for the issuance of 1,245,373 restricted shares of our common stock. Subsequent to the closing of the transaction, HKN’s interest in BWI was 98.17%. Please see Note 2 –“Investment in BriteWater International, LLC” for additional information regarding our investment in BWI.

The changes in the BWI noncontrolling interest during the six months ended June 30, 2011 were as follows (in thousands):

Noncontrolling interest at beginning of period	$3,591

Losses attributable to noncontrolling interest	(319)

Decrease in noncontrolling ownership due to purchase of additional interest	(3,168)

Noncontrolling interest at end of period	$104

(12)       EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock. The following table sets forth the computation of basic and diluted income (loss) per share for the three and six months ended June 30, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Net Loss Attributed to Common Stock	Weighted-Average Shares	Per Share Loss	Net Income Attributed to Common Stock	Weighted-Average Shares	Per Share Income
Basic EPS:

Net income (loss) attributed to common stock	$(303)	16,715	$(0.02)	$1,653	9,554	$0.17
Effect of dilutive securities
Preferred stock and put/call option (A)	-	-	-	-	4	-
Diluted earnings (loss) per share	$(303)	16,715	$(0.02)	$1,653	9,558	$0.17

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Net Loss Attributed to Common Stock	Weighted-Average Shares	Per Share Loss	Net Income Attributed to Common Stock	Weighted-Average Shares	Per Share Income
Basic EPS:

Net income (loss) attributed to common stock	$(870)	13,389	$(0.06)	$2,151	9,554	$0.23
Effect of dilutive securities
Preferred stock and put/call option (B)	-	-	-	-	4	-
Diluted earnings (loss) per share	$(870)	13,389	$(0.06)	$2,151	9,558	$0.23

(A)
Our Series G1, Series G2 and BWI put option for the three months ended June 30, 2011 included 2,531 shares which were outstanding in the period presented and were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive. Our Series G1 and Series G2 for the three months ended June 30, 2010 included 461 shares which were outstanding in the period presented and were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

(B)
Our Series G1, Series G2 and BWI put option for the six months ended 2011 included 4,606 shares which were outstanding in the period presented and were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive. Our Series G1 and Series G2 for the six months ended 2010 included 923 shares which were outstanding in the period presented and were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

(13)           CONTINGENCIES

BWI Contingencies - Please See Note 2 – “Investment in BriteWater International, LLC” for further discussion on BWI contingencies.

IRS Examination - During 2008, we received a proposed adjustment to our federal tax liability for the calendar year 2005.  The proposed adjustment relates to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserts that the Company recognized a gain for ACE purposes on the sale of the Global PLC stock in 2005.  In its proposed adjustment, the IRS alleges we owe approximately $3.6 million in tax for the year ended December 31, 2005. Penalties and interest calculated through June 30, 2011 in the amount of approximately $2.6 million could also be assessed. We filed a formal protest with the IRS Appeals Office during 2008 and a supplement to the written protest which included a third party valuation report supporting the basis of our recognized gain recorded for ACE purposes during April 2009. In February 2011, the IRS requested and we agreed to extend the statute of limitations to April 2012. Also during 2011, the IRS prepared and sent an internal memorandum outlining its position regarding the basis of our gain recorded for ACE purposes. In response, HKN has completed and finalized an additional third party valuation study as well as a rebuttal of the IRS internal memorandum, both of which provide additional support for our position.

ASC 740, Income Taxes, prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. This guidance also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Utilizing the process outlined above, we have recorded an income tax contingency for this item, including interest and penalties, of $225 thousand in our consolidated condensed financial statements based, in part, on a preliminary indication of a fair value assessment of the Global stock. Although we intend to vigorously defend the proposed adjustment and strongly believe two third party valuation reports support our position and that we have meritorious defenses, if the IRS Appeals Office were to deny all of our protests and our assumptions and estimates associated with this income tax contingency are inaccurate, we could be liable for approximately $6 million in additional tax, penalties and interest.

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

(14)           RELATED PARTY TRANSACTIONS

In September 2010, we issued the Global Note Receivable. See Note 4 – “Senior Secured Global Note Receivable” for details of the agreement. As of June 30, 2011, the outstanding principal amount of the Global Note Receivable was $5 million and Global paid $130 thousand and $260 thousand in interest under the note receivable agreement during the three and six months ended June 30, 2011, respectively. In addition to our ownership of 33% of Global’s ordinary shares, one of our directors serves as a director of Global.

As described in Note 2 – “Investment in BriteWater International, LLC”, at June 30, 2011, we hold a 98.17% ownership interest in BWI. In June 2011, HKN purchased an additional 46.08% of the outstanding units of BWI in exchange for the issuance of 1,245,373 restricted shares of our common stock.

(15)           SUBSEQUENT EVENTS

In July 2011, as part of the Global Mandatory offer described in Note 3 – “Investment in Global”, the Company transferred approximately $18 million in cash to an escrow account to comply with the offer to acquire the outstanding shares of Global. The Company does not anticipate that a significant number of Global shares will be tendered pursuant to the offer, in which case all remaining escrowed funds would be returned to the Company.

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

BUSINESS OVERVIEW

Our business strategy is focused on enhancing value for our stockholders through the development of a well-balanced portfolio of energy-based assets. Currently, the majority of the value of our assets is derived from our ownership in Gulf Coast oil and gas properties, ownership in publicly-traded common shares of Global Energy Development PLC (“Global”), our privately-held investment in BriteWater International, LLC (“BWI”) and our coalbed methane prospects in Indiana and Ohio. We consider these assets to be strategic for us, and our objective in 2011 is to build the value of these properties by:

●	Monitoring and reducing operating costs
●	Reducing operational, environmental, financial and third-party dependency risks
●	Pursuing possibilities for “expanding our footprint” in these related areas
●	Performing economic upgrades and improvements
●	Identifying, developing and marketing applications for our BWI technology

We continue to seek new investment opportunities in undervalued energy-based assets or companies which could provide future value for our shareholders.

Each year we evaluate our assets to determine which may have reached their full potential, do not have an expectation of near-term value enhancement or represent a disproportionate concentration of value in one asset and should be targeted for monetization. In March 2011, we sold our interests in our Creole field, for net cash proceeds of approximately $7.5 million, and we also sold our interests in our Point-au-Fer, NW Speaks and Allen Ranch fields during April 2011.

Throughout the remainder of 2011, we will continue to evaluate the divestiture of certain or all of our Gulf Coast oil and gas properties for divestiture in order to mitigate possible future losses and maximize the value received for the reserves of these properties. During May 2011, we entered into an agreement with Burks Oil and Gas Properties, Inc. to market our entire interests in our Gulf Coast oil and gas properties (the “Gulf Coast Assets”).  We are exploring the possibility of a strategic divestiture of our Gulf Coast Assets in light of the improved pricing environment as well as the steady increase in oil and gas transactions over the past six months.  The divestiture of these assets would give us the option of redeploying capital into areas of the oil and gas industry which may generate greater value for our shareholders and carry significantly lower operational and regulatory risks.

During the quarter ended June 30, 2011, we increased our ownership in BWI from approximately 52.09% up to approximately 98.17%, and we expect to acquire the remaining 1.83% over the next several months, resulting in BWI becoming a wholly-owned subsidiary of HKN.  We continue to work with the BWI management team to develop applications for the OHSOL technology, a process under which oilfield emulsions may be broken into oil, water, and solids.

During March 2011, BWI entered into a contract under which it has the right to process and dispose of certain oilfield emulsion waste materials on the Alaskan North Slope.  The contract has a term of seven years.  Arctic Star Alaska, Inc. (“Arctic Star’), a wholly-owned subsidiary of BWI, is currently evaluating the construction of a processing plant on the Alaskan North Slope which would allow for the recovery of oil from emulsion waste materials which are currently lost during the disposal process.

We hold approximately 33% of the outstanding shares of Global, a publicly-traded oil and gas company listed on the Alternative Investment Market (“AIM”) on the London Stock Exchange.  Global is a Latin America focused petroleum exploration and production company with assets in Colombia and Peru.  We have issued a $5 million Senior Secured Loan and Security Agreement (“Global Note Receivable”) to Global which carries an interest rate of 10.5% and a maturity date of September 2012.  We extended this loan to Global in order to promote their development activities while earning a 10.5% annualized rate of return on our funds.  The loan is secured by Global’s oil-producing assets.  In addition to financing opportunities, we continue to monitor our investment in Global in order to identify opportunities for divesting of shares or making additional investments in the company.

During June 2011, our largest shareholder and its affiliates (collectively, the “Lyford Group”) entered into an agreement to purchase approximately 10% of the outstanding shares of Global.  The Lyford Group and HKN are considered Concert Parties under the City Code on Takeovers and Mergers (the “Code”), and our combined interests are such that following the closing of Lyford’s acquisition agreement, one or more members of the Concert Party will be required to make a mandatory cash offer (the “Offer”) for all shares not held by members of the Concert Party.  HKN has elected to make the Offer at a price of 72 pence per share and announced the Offer on June 16, 2011 pursuant to the Code and the rules of the AIM Exchange.

We would not have elected to make the Offer without the requirement of the Code, and, given that the Offer price of 72 pence is below the current trading price of Global stock, which as of August 2, 2011 was 90 pence, we do not anticipate the Offer will be accepted by a significant number of Global shareholders.  If the Offer were fully accepted, however, we would be required to purchase shares of Global not held by the Concert Parties at a cost of approximately $18 million.  The Offer will be sent to Global shareholders once Lyford’s agreement closes, which is anticipated to occur during the third quarter of 2011.  In relation to the pending offer, we were required to place $18 million in an escrow account during July 2011.

In April 2011, the previously announced rights offering closed and was fully subscribed for, and we issued 7.5 million shares of our common stock at the subscription price of $2.00 per share. The aggregate net proceeds to the Company from the sale of the shares were approximately $14.8 million. Proceeds from this rights offering will be used to invest in or develop energy-related businesses, working interests, investments, properties, products and technologies, as well as for general corporate purposes.

We continue to have access to capital, and we have a cash balance of approximately $25 million at June 30, 2011. We anticipate our operating cash flow and other capital resources, if needed, will adequately fund our planned capital expenditures and other capital uses over the near-term.

Gulf Coast Oil and Gas Properties

Our revenues are primarily derived from sales from our Gulf Coast oil and gas producing properties.  During the six months ended June 30, 2011, our oil and gas revenue was comprised of approximately 97% oil sales and 3% natural gas sales.  Our natural gas sales for the period are very low due to decreased production at our Lake Raccourci field as well as sold properties. During the six months ended June 30, 2011, our results of operations also reflect decreased oil revenues which are primarily the result of decreased volumes due to abnormally cold temperatures during the first quarter of 2011 as well as sold properties. Following recent divestitures, our production is concentrated in six oil and gas fields along the onshore and offshore Louisiana Gulf Coast.

Approximately 87% of our current production comes from our operated properties which are located in the United States. These revenues are a function of the oil and gas volumes produced, the prevailing commodity price at the time of production, and certain quality and transportation discounts. The commodity prices for crude oil and natural gas, as well as the timing of production volumes, have a significant impact on our operating income. For the six months ended June 30, 2011, our net domestic production rate averaged approximately 280 barrels of oil equivalent (“boe”) per day.

The following field data updates the status of our operations through June 30, 2011:

Main Pass, Plaquemines Parish – Louisiana

Our Main Pass 35 field is located approximately six miles offshore Louisiana in the Gulf of Mexico. We believe our Main Pass 35 asset is in a strategic location within the Gulf of Mexico and has unique characteristics including low-decline oil production, behind-pipe development potential, and third party oil, gas and water processing and handling services and facilities for neighboring fields in the area.

We have an average 91% interest in Main Pass 35 and are the field operator. This field contains a ten-platform facility complex including separation, injection, compression, processing and transportation terminals for oil, water and gas. The field also contains 65 wellbores (59 oil and 6 injection wells), of which 33 are active, and an eight mile oil transport line with pump/metering facilities. We currently have license to 21 square miles of 3D seismic data covering the area held by productive leases. Gross production during the second quarter 2011 averaged approximately 339 boe per day. Several wells have been identified as potential recompletion candidates to increase oil production and reduce gas lift expense. We expect to review these candidates after the marketing of our Gulf Coast Assets is resolved.

We experienced lower than normal production at this property during the first quarter of 2011 as a result of unusually low temperatures, the region experienced fifty-year lows, which caused extensive gas lift, compressor and fuel gas freeze-ups. These extreme conditions also increased the frequency of flowline and gas lift line shut downs and repairs during later months. Upgrades of salt water disposal injection pumps are planned for late 2011, pending the outcome of our marketing efforts.

Branville Bay Field, St. Bernard Parish – Louisiana

We own a 12.5% non-operated working interest in two state leases in the Branville Bay area of Chandeleur Sound Block 71. Gross production for this field was approximately 192 boe per day for the second quarter 2011.

Lapeyrouse Field, Terrebonne Parish – Louisiana

We hold an average non-operated working interest of approximately 12% in the production from nine wells in this field. Gross field production averaged approximately 66 boe per day for the second quarter 2011. Evaluation efforts by the operator are still ongoing, with additional diagnostic work planned by the operator to address the field pressure decline and to utilize all available wellbores, in light of low natural gas product prices.

Point-a-la-Hache Field, Plaquemines Parish – Louisiana

 We maintain a 25% operated working interest in one producing well in this field. Average gross production for the second quarter 2011 was approximately 38 boe per day.  Upgrades to the salt water disposal pump were done during the first quarter 2011. To maintain specified injection pressure tolerance and keep production rates steady, acid stimulation of the salt water disposal well was completed in the second quarter of 2011.

East Lake Verret, Assumption Parish – Louisiana

We have an average 5% non-operated working interest in this field. Gross daily production from the two development wells on this project was approximately 14 boe per day during the second quarter 2011.

Lake Raccourci Field, Lafourche Parish – Louisiana

We hold an average 47% operated working interest in each of our Lake Raccourci wells. This field was shut in for the majority of the second quarter 2011. We are currently evaluating the economic potential of a recompletion of SL 14284#1 to the Tex 16 zone behind pipe, as well as several other zones in our two other producing wells in the field in light of low natural gas product prices. The SL 14589#3 well was successfully recompleted in mid 2010, but this well experienced fill problems late in the fourth quarter of 2010 and had gravel pack work done late in the first quarter of 2011. Clean up efforts on the well are in progress and jetting the well back in for production is scheduled in the third quarter.

Lucky Field, Matagorda County - Texas

We own a 7.5% non-operated working interest in this area. The well ceased to produce in mid-August 2010. Well work was unsuccessful, and no other potential exists in the well. The well was plugged and abandoned during the first quarter of 2011.

Creole Field, Terrebonne Parish - Louisiana

Effective February 2011, we sold our interest in this field.

Point-au-Fer Field, Terrebonne Parish – Louisiana

Effective April 2011, we sold our interest in this field.

NW Speaks Field, Lavaca County – Texas

Effective April 2011, we sold our interest in this field.

Allen Ranch Field, Colorado County – Texas

Effective April 2011, we sold our interest in this field.

Raymondville Field, Willacy County – Texas

Effective March 2010, we sold our interest in this field.

Coalbed Methane Prospects – Indiana and Ohio

 We currently hold two coalbed methane exploration and development agreements in Indiana and Ohio. The agreements provide for a phased delineation, pilot and development program with corresponding staged expenditures. Third party consultants with a long track record in successful coalbed methane development provide expert advice for these projects.

On the Indiana Posey Prospect, we are currently in the second pilot well phase of Phase II (Exploratory Phase) of the project.  As part of the second pilot well phase, we drilled five pilot producers and completed a water disposal well with specialized fracture stimulation.  We continue to be in the dewatering phase in both pilot areas and are evaluating the progress of these test wells. During this phase, the pilot wells are produced to maximize fluid (water) production in order to lower reservoir pressure so that desorption of gas can occur in the pilot test wells on the Indiana Posey Contract area.  Following this evaluation period for these two pilot areas, we will evaluate a Phase III – Development election and funding of a development well program as contemplated by the agreements. We do not anticipate moving into Phase III until gas prices increase significantly.

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

INVESTMENT IN GLOBAL

At June 30, 2011 and December 31, 2010, we owned approximately 33% and 34%, respectively, of Global’s ordinary shares. Our investment in Global was equal to the market value of our 11.9 million shares of Global’s common stock as follows (in thousands, except for share amounts):

	June 30, 2011	December 31, 2010

Shares of Global Stock held by HKN	11,893,462	11,893,462

Closing price of Global Stock	£0.80	£1.09

Foreign Currency Exchange Rate	1.6014	1.5524

Market Value of Investment in Global	$15,141	$20,136

The foreign currency translation adjustment of approximately $739 thousand and the unrealized loss on investment of $5.7 million for these changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the six months ended June 30, 2011.

INVESTMENT IN BRITEWATER INTERNATIONAL, LLC

We hold an investment in a privately-held company, BriteWater International, LLC (“BWI”), which owns a patented oilfield emulsion breaking “OHSOL” technology. We are deemed to be the primary beneficiary, and we consolidate the assets and liabilities of BWI and their results of operations accordingly.

In June 2011, HKN purchased an additional 46.08% of the outstanding units of BWI. We obtained the membership units in exchange for the issuance of 1,245,373 restricted shares of our common stock. As of June 30, 2011, we own 98.17% of BWI and have the ability to direct their operations. See Note 2 – “Investment in BriteWater International, LLC” in the consolidated condensed financial statements for further information.

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

RESULTS OF OPERATIONS

For the purposes of discussion and analysis, we are presenting a summary of our consolidated condensed results of operations followed by more detailed discussion and analysis of our operating results.  The primary components of our net income (loss) for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Oil and gas operating profit (1)	$672	$767	(12%)	$1,138	$2,269	(50%)
Gas sales revenues	$19	$241	(92%)	$126	$653	(81%)
Gas production (mcf)	3,209	56,795	(94%)	21,545	114,591	(81%)
Gas price per mcf	$5.92	$4.24	40%	$5.85	$5.70	3%
Oil sales revenues	$2,639	$2,477	7%	$4,891	$4,900	0%
Oil production (bbls)	23,265	32,406	(28%)	46,818	64,077	(27%)
Oil price per bbl	$113.43	$76.44	48%	$104.47	$76.47	37%
Interest and other income	$531	$330	61%	$1,000	$768	30%
General and administrative expenses, net	$1,099	$697	58%	$2,058	$1,493	38%
Provision (benefit) for doubtful accounts	$-	$(1)	100%	$6	$(21)	129%
Depreciation, depletion, amortization and accretion	$601	$715	(16%)	$1,239	$1,494	(17%)
Interest expense and other losses	$12	$-	100%	$24	$42	(43%)
Gain on sale of investment	$-	$(1,878)	(100%)	$-	$(1,887)	(100%)
Equity in losses of Spitfire	$-	$-	0%	$-	$20	(100%)
Income tax benefit	$-	$-	0%	$-	$-	0%
Net income (loss)	$(509)	$1,564	(133%)	$(1,189)	$1,896	(163%)
Net loss attributable to noncontrolling interests	$202	$85	138%	$319	$255	25%
Net income (loss) attributable to HKN	$(307)	$1,649	(119%)	$(870)	$2,151	(140%)
Net income (loss) attributed to common stock	$(303)	$1,653	(118%)	$(870)	$2,151	(140%)
Net income (loss) per common share:
Basic and diluted	$(0.02)	$0.17	(110%)	$(0.06)	$0.23	(129%)

(1)	Oil and gas operating profit is calculated as oil and gas revenues less oil and gas operating expenses

The following is our discussion and analysis of significant components of our operations which have affected our operating results and balance sheet during the periods included in the accompanying consolidated condensed financial statements.

Oil and Gas Revenues and Oil and Gas Expenses for the Quarterly Periods Ended June 30, 2011 Compared to June 30, 2010

Our oil and gas revenues remained relatively consistent at approximately $2.7 million in the prior year period and for the current quarter.  Significant decreases in volumes in the current quarter, compared to the prior year quarter, were offset by higher prices received during the period. The decrease in oil and gas volumes was due primarily to property divestitures, repairs required as a result of abnormally cold temperatures during the first quarter of 2011 at our Main Pass field, and downtime during the second quarter of 2011 at several of our smaller fields.

Our oil revenues increased by $162 thousand to approximately $2.6 million during the second quarter 2011. We realized a 48% increase in oil prices received, increasing from an average of $76.44 per barrel in the second quarter 2010 to $113.43 per barrel in the second quarter 2011.  Overall oil production decreased by 28% in the second quarter 2011 as compared to the prior year period as a result of downtime at Main Pass resulting from a ruptured line due to extreme cold weather, as well as general flowline and facility repairs. In addition, we had lower volumes as a result of our current year property divestitures.

Our natural gas revenues decreased from $241 thousand in the second quarter 2010 to $19 thousand for the second quarter 2011. The prices realized for natural gas sales increased 40%, averaging $5.92 per mcf in the second quarter 2011 compared to $4.24 per mcf during the second quarter 2010.  Natural gas production decreased 94% in second quarter 2011 as compared to the prior year period due primarily to our Lapeyrouse field being off production for a majority of the quarter for sales line work and tubing pressure build up. In addition, we sold our interest in the Creole field effective February 1, 2011, and our interests in the Point Au Fer, Allen Ranch, and Northwest Speaks fields effective April 1, 2011.

           Our oil and gas operating expenses also remained relatively consistent, increasing by $35 thousand compared to the second quarter 2010. Our operating costs per boe increased from $46.60 per boe in the second quarter 2010 to $84.45 per boe in the second quarter 2011.  We had increases in our operating expenses at Main Pass, primarily due to increased fuel purchases which were offset by decreases as a result of our property divestitures.  We expect our operating expenses to remain consistent or decrease in future periods.

Interest and Other Income, net

Interest and other income increased from $330 thousand during the second quarter 2010 to $531 thousand during the second quarter 2011, primarily due to an increase in interest income as a result of the Global loan which was entered into during September 2010.

General and Administrative Expenses

General and administrative expenses increased 58% from $697 thousand for the second quarter 2010 to $1.1 million for the second quarter 2011 primarily due to increases in legal and regulatory costs related to our IRS Examination and Global mandatory offer, as well as increases for personnel-related costs and travel expenses due to increased BWI business development activities. We expect our general and administrative expenses to remain consistent or decrease in future periods.

Depreciation, Depletion, Amortization and Accretion Expense

Depreciation, depletion, amortization and accretion (DD&A) expense decreased 16% during the second quarter 2011 when compared to the prior year period due to overall lower production volumes.  The quarterly depletion rate per boe on our properties increased slightly from $14.83 in the second quarter 2010 to $14.86 per boe in the second quarter 2011, primarily as a result of our property divestitures.

Interest Expense and Other Losses

Interest expense and other losses increased to $12 thousand for the second quarter 2011 and were primarily comprised of decreases in the fair value of the purchased crude oil floor commodity contracts. We had no interest expenses and other losses for the second quarter 2010.

Oil and Gas Revenues and Oil and Gas Expenses for the Six Month Period Ended June 30, 2011 Compared to June 30, 2010

Our oil and gas revenues decreased to approximately $5.0 million in the first six months of 2011 from $5.6 million for the same period in 2010.  The decrease was due primarily to lower oil and gas volumes as a result of property divestitures and cold-weather related issues at our Main Pass field which were partially offset by higher oil prices received during the period.

Our oil revenues remained relatively consistent at approximately $4.9 million during the first six months of 2011. We realized a 37% increase in oil prices received, increasing to an average of $104.47 per barrel in the first six months of 2011 from $76.47 per barrel in the first six months of 2010, while overall oil production decreased by 27% in the first six months of 2011 as compared to the prior year period. The production decreases were the result of downtime at Main Pass due to extreme cold weather during the first quarter and a ruptured line due to the cold weather, as well as general flowline, bulk header and facility repairs during the six months ended June 30, 2011. We also had lower volumes as a result of our current year property divestitures.

Our natural gas revenues decreased from $653 thousand in the first six months of 2010 to $126 thousand for the first six months of 2011. The prices realized for natural gas sales increased 3%, averaging $5.85 per mcf in the first six months of 2011 compared to $5.70 per mcf during the first six months of 2010. Natural gas production decreased 81% in the first six months of 2011 as compared to the prior year period due to our Lapeyrouse field being down a majority of the period for sales line work and tubing pressure build up. In addition, we had lower volumes as a result of our current year property divestitures.

Our oil and gas operating expenses increased 18%, increasing by $595 thousand compared to the first six months of 2010. This increase is primarily a result of one-time severance tax refunds of $559 thousand for amended prior year returns which were granted during the first six months of 2010.  In addition, our operating expenses per boe increased from $39.48 per boe in the first half of 2010 to $76.95 in the current year period.  We also had increased workover costs during the current year, primarily due to work done at Lake Raccourci for a coil tubing clean out and at Main Pass for repairs at the facility. These costs were offset by decreases in operating expenses as a result of our property divestitures.  We expect our operating expenses to remain consistent or decrease in future periods.

Interest and Other Income, net

Interest and other income increased 30% from $768 thousand during the first six months of 2010 to $1.0 million during the first six months of 2011, primarily due to an increase in interest income as a result of the Global loan which was issued during September 2010.

General and Administrative Expenses

General and administrative expenses increased 38% from $1.5 million for the first six months of 2010 to $2.0 million for the first six months of 2011 primarily due to increases in legal and regulatory costs related to our IRS contingency and Global mandatory offer. In addition, BWI had increases over the prior year in personnel-related costs, travel and consulting due to increased development activities.  We expect our general and administrative expenses to remain consistent or decrease in future periods.

Depreciation, Depletion, Amortization and Accretion Expense

Depreciation, depletion, amortization and accretion (DD&A) expense decreased 17% during the first six months of 2011 when compared to the prior year period due to overall lower production volumes.  The quarterly depletion rate per boe on our properties decreased from $15.67 in the first six months of 2010 to $15.11 per boe in the first six months of 2011, primarily as a result of our property divestitures.

Interest Expense and Other Losses

Interest expense and other losses decreased from $42 thousand for the first six months of 2010 to $24 thousand for the first six months of 2011. During both periods, other losses were primarily comprised of decreases in the fair value of the purchased crude oil floor commodity contracts.

LIQUIDITY AND CAPITAL STRUCTURE

Financial Condition

	June 30,	December 31,
(thousands of dollars)	2011	2010

Current ratio	9.94 to 1	3.27 to 1

Working capital (1)	$25,264	$8,375

Total debt	$-	$-

Total cash less debt	$25,387	$4,815

Total stockholders' equity	$73,683	$65,112

Total liabilities to equity	0.18 to 1	0.22 to 1

(1)	Working capital is the difference between current assets and current liabilities.

The increase in our working capital as of June 30, 2011 as compared to December 31, 2010 is primarily due to the rights offering which provided net proceeds of approximately $14.8 million and the sale of our interest in the Creole field. These were partially offset by the reclassification of the Global Note Receivable from current to long term assets due to the February 2011 extension of the due date to September 2012. In association with this extension, we also increased the interest rate from 10% to 10.5%.  This note is fully secured by oil producing assets of Global, and interest is paid on a monthly basis.

Proceeds from the rights offering along with proceeds from our Creole divestiture will be used to acquire or invest in energy-based businesses, securities, working interests and other oil, natural gas and energy-related investments, properties, products and technologies, which may include those we already own interests in, as well as for general corporate purposes.

We used approximately $623 thousand during the 2011 period for capital projects. These capital expenditures were used to restore production on the 14589#3 at Lake Raccourci, cold-weather related repairs at Main Pass, and ongoing desorption costs for our coalbed methane development projects.

During the six months of 2011, both oil and natural gas prices increased as compared to the prior year period. We have a cash balance of approximately $25 million at June 30, 2011. We anticipate our remaining 2011 operating cash flow and other capital resources, if needed, will adequately fund our planned capital expenditures and other investing activity.

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

Capital Structure

At June 30, 2011, if our remaining convertible preferred stock were converted, and if the remaining option to issue common shares associated with our investment in BWI was exercised, we would be required to issue the following amounts of our common stock:
		Shares of Common
		Stock Issuable at
Instrument	Conversion Price (a)	June 30, 2011

Series G1 Preferred	$280.00	357

Series G2 Preferred	$67.20	1,488

BWI additional ownership (b)		40,850

Common Stock Potentially Issued Upon Conversion		42,695

(a) Certain conversion prices are subject to adjustment under certain circumstances.
(b) See Note 2- "Investment in BriteWater International, LLC" for additional information.

Option to Issue Common Shares – Pursuant to the terms of our investment in BWI and the related Agreements, HKN and the other BWI unit-holders granted to one another put and call options with respect to 3,050 units of BWI in exchange for the issuance of 725 thousand restricted shares of our common stock.  These options became exercisable during June 2010.

As of June 30, 2011, one BWI unit-holder’s put option remains exercisable until June 30, 2012 and if exercised would result in an additional issuance of 16,477 restricted shares of our common stock.

In June 2011, HKN and Quadrant Management (“Quadrant”) entered into a Securities Exchange Agreement pursuant to which HKN agreed to purchase all outstanding shares of BWI over several months. As a result, HKN purchased an additional 46.08% of the outstanding units of BWI in exchange for the issuance of 1,245,373 restricted shares of our common stock during June 2011. Upon the purchase of the remaining 1.83% of BWI shares, the put option will expire and we would issue 40,850 shares of our restricted common stock. As of June 30, 2011, we own 98.17% of BWI and have the ability to direct their operations.

Significant Ownership of our Stock

As of June 30, 2011, Lyford Investment Enterprises Ltd. (“Lyford”), Quadrant and UniPure Energy Acquisition Ltd. (“UEA”) owned approximately 35%, 8% and 13%, respectively, of the combined voting power of our outstanding common stock. These entities are beneficially owned by Phyllis Quasha.  Mr. Alan Quasha, Chairman of the Board of Directors of HKN, is the son of Phyllis Quasha, who is deemed a beneficial owner of Lyford, Quadrant and UEA, but Mr. Quasha disclaims any beneficial ownership of these shares. Lyford, Quadrant and UEA are in a position to exercise significant influence over the election of our board of directors and other matters.

Cash Flows

Net cash flow used by operating activities during the six months ended June 30, 2011 was $1.1 million, as compared to cash provided of $1.2 million in the prior year period. Our cash on hand at June 30, 2011 totaled approximately $25 million.

Net cash provided by investing activities during the six months ended June 30, 2011 was $6.9 million, as compared to $1.9 million in the prior year period. The increase was due to the sale of our interest in the Creole field in March 2011 for $7.5 million, while 2010 contained $3.3 million for the sale of the Spitfire shares. In addition, we used $623 thousand during the 2011 period for capital projects at our Main Pass and Lake Raccourci fields. In the 2010 period, we used approximately $1.4 million for capital projects, primarily related to the recompletion of two producing wells at our Creole field.

We had cash provided by financing activities during the six months ended June 30, 2011 of $14.8 million related to the rights offering and $312 thousand of cash provided by financing activities related to a short-term note during the six months ended June 30, 2010.

Obligations, Contingencies and Commitments

Oil, Natural Gas and Coalbed Methane Commitments – During the six months ended June 30, 2011, we spent approximately $623 thousand for capital expenditures and workovers in the United States. These capital expenditures were associated with gravel pack work done at Lake Raccourci, upgrades and replacements made at our Main Pass 35 facility in offshore Louisiana, as well as ongoing desorption costs at our coalbed methane development projects.  In 2011, we expect to fund our capital expenditures with available cash on hand and through projected cash flow from operations.  Our capital expenditures for 2011 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in us losing certain prospect acreage or reducing our interest in future development projects.

BWI Contingency – In 2009, BWI recorded a contingent liability of $800 thousand which may be payable upon the conclusion of certain performance events related to BWI’s equipment. There were no changes to the BWI liability recorded during the six months ended June 30, 2011.

IRS Tax Examination – During 2008, we received a proposed adjustment to our federal tax liability for the calendar year 2005.  The proposed adjustment relates to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserts that the Company recognized a gain for ACE purposes on the sale of the Global PLC stock in 2005.  In its proposed adjustment, the IRS alleges we owe approximately $3.6 million in tax for the year ended December 31, 2005. Penalties and interest calculated through June 30, 2011 in the amount of approximately $2.6 million could also be assessed. We filed a formal protest with the IRS Appeals Office during 2008 and a supplement to the written protest which included a third party valuation report supporting the basis of our recognized gain recorded for ACE purposes during April 2009. In February 2011, the IRS requested and we agreed to extend the statute of limitations to April 2012. In 2011, the IRS prepared and sent an internal memorandum outlining its position regarding the basis of our gain recorded for ACE purposes. In response, HKN has completed and finalized an additional third party valuation study as well as a rebuttal of the IRS internal memorandum, both of which provide additional support for our position.

ASC 740, Income Taxes, prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. This guidance also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Utilizing the process outlined above, we have recorded an income tax contingency for this item, including interest and penalties, of $225 thousand in our consolidated condensed financial statements based, in part, on a preliminary indication of a fair value assessment of the Global stock.  Although we intend to vigorously defend the proposed adjustment and strongly believe two third party valuation reports support our position and that we have meritorious defenses, if the IRS Appeals Office were to deny all of our protests and our assumptions and estimates associated with this income tax contingency are inaccurate, we could be liable for approximately $6 million in additional tax, penalties and interest.

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

Deferred Tax Liability – In 2009, upon our investment in BWI, we recorded a deferred tax liability which was calculated by applying the domestic statutory tax rates to the difference between the purchase price and the estimated tax basis.  This difference resulted in a deferred tax liability of $960 thousand. Additionally, at the investment date, there were net operating losses (“NOL”) of approximately $2.8 million and a related deferred tax asset of $962 thousand. The company applied a valuation allowance of $575 thousand against the deferred tax asset, which resulted in a net deferred tax liability of $573 thousand. The valuation allowance was due to the uncertainty related to the timing of when the NOL will expire versus the amount of time that these assets will be fully depreciated. There were no changes to the deferred tax liability recorded during the six months ended June 30, 2011.

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

We recognize the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. At June 30, 2011, our asset retirement obligation liability totaled approximately $8.8 million.

From time to time, we provide for reserves related to contingencies when a loss is probable and the amount is reasonably estimable.

In addition to the above commitments, during 2011 and afterward, government authorities under our Louisiana state leases and other operators may also request us to participate in the cost of drilling additional exploratory and development wells. We may fund these future expenditures at our discretion. Further, the cost of drilling or participating in the drilling of any such exploratory and development wells cannot be quantified at this time since the cost will depend on factors out of our control, such as the timing of the request, the depth of the wells and the location of the property. As of June 30, 2011, we had no material purchase obligations.

Off-Balance Sheet Arrangements – As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2011, we were not involved in any unconsolidated SPE transactions. We have no off-balance sheet arrangements.

Treasury Stock – At June 30, 2011 and December 31, 2010, we held no shares of treasury stock. During the six months ended June 30, 2011, we did not repurchase or retire any treasury shares. As of June 30, 2011 approximately 458 thousand shares remained available for repurchase under our repurchase program.

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

We have no debt outstanding at June 30, 2011. In April 2011, the previously announced rights offering closed and was fully subscribed for, and we issued 7.5 million shares of our common stock at the subscription price of $2.00 per share. The aggregate net proceeds to the Company from the sale of the shares were approximately $14.8 million. Proceeds from this rights offering will be used to acquire or invest in energy-based businesses, securities, working interests and other oil, natural gas and energy-related investments, properties, products and technologies, and may include those we already own interests in, as well as for general corporate purposes.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1	Exploration and Development Agreement – Indiana Posey (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K, dated March 22, 2005, File No. 001-10262, and incorporated herein by reference).

10.2	Exploration and Development Agreement – Ohio Cumberland (filed as Exhibit 10.1 to Harken’s Current Report on Form 8-K, dated March 29, 2005, File No. 001-10262, and incorporated herein by reference).

*31.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (“S.O. Act”)

*31.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 302 of the S.O. Act

*32.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

*32.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

*101.INS**	XBRL Instance

*101.SCH**	XBRL Taxonomy Extension Schema

*101.CAL**	XBRL Taxonomy Extension Calculation

*101.DEF**	XBRL Taxonomy Extension Definition

*101.LAB**	XBRL Taxonomy Extension Labels

*101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith
** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

HKN, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HKN, Inc.
(Registrant)

Date: August 9, 2011	By:	/s/ Sarah B. Gasch
Sarah B. Gasch
Vice President and
Chief Financial Officer