Form 10-Q
period 2011-09-30
HKN, Inc.
filed 2011-11-07
CIK 313478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No ✓

The number of shares of Common Stock, par value $0.01 per share, outstanding as of October 31, 2011 was 18,439,686.

HKN, INC.
INDEX TO QUARTERLY REPORT
September 30, 2011

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements

	Consolidated Condensed Balance Sheets	3

	Consolidated Condensed Statements of Operations	4

	Consolidated Condensed Statements of Cash Flows	5

	Notes to Consolidated Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6.	Exhibits	36

SIGNATURES		39

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

HKN, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except for share amounts)
(unaudited)

	September 30,	December 31,
Assets	2011	2010

Current Assets:
Cash and cash equivalents	$7,414	$4,815
Restricted cash	18,337	-
Accounts receivable, net	1,706	1,704
Accounts receivable - affiliates	135	-
Note receivable - affiliates	5,000	5,000
Prepaid expenses and other current assets	712	553
Total Current Assets	33,304	12,072

Property and equipment, net	36,204	44,479

Intangible assets, net	2,135	2,302
Investment in Global	16,156	20,136
Other assets	33	130
Total Assets	$87,832	$79,119

Liabilities and Stockholders' Equity

Current Liabilities:
Trade payables	$415	$1,265
Accrued liabilities and other	1,938	1,373
Asset retirement obligation - current	808	-
Income tax contingency	225	225
Revenues and royalties payable	785	834
Preferred stock dividends	4	-
Total Current Liabilities	4,175	3,697

Asset retirement obligation	8,550	8,937
Deferred income taxes	573	573
BWI contingency	800	800
Total Liabilities	14,098	14,007

Stockholders’ Equity:
Series G1 preferred stock, $1.00 par value; $100,000 liquidation value; 700,000 shares authorized; 1,000 shares outstanding	1	1
Series G2 preferred stock, $1.00 par value; $100,000 liquidation value; 100,000 shares authorized; 1,000 shares outstanding	1	1
Common stock, $0.01 par value; 24,000,000 shares authorized; 18,439,686 and10,026,098 shares issued and outstanding, respectively	184	100
Additional paid-in capital	455,959	438,967
Accumulated deficit	(388,761)	(388,039)
Accumulated other comprehensive income	6,252	10,491
Total HKN, Inc. Stockholders’ Equity	73,636	61,521
Noncontrolling interest	98	3,591
Total Stockholders' Equity	73,734	65,112
Total Liabilities and Stockholders' Equity	$87,832	$79,119

The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of these Statements.

HKN, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except for share and per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues and other:
Oil and gas operations	$3,239	$2,861	$8,256	$8,414
Oil and gas processing and handling income	405	316	1,097	923
Total revenues	3,644	3,177	9,353	9,337

Costs and expenses:
Oil and gas operating expenses	1,860	2,029	5,739	5,313
General and administrative expenses	862	899	2,926	2,371
Depreciation, depletion, amortization and accretion	952	806	2,191	2,300
Total costs and expenses	3,674	3,734	10,856	9,984

Other income and (expenses):
Interest and other expenses	-	(22)	(24)	(64)
Interest and other income	175	129	483	290
Equity in losses of Spitfire	-	-	-	(20)
Gain on sale of investment	-	-	-	1,887
Total other income and (expenses)	175	107	459	2,093

Income (loss) from operations before income taxes	$145	$(450)	$(1,044)	$1,446
Income tax expense	-	-	-	-
Net income (loss)	$145	$(450)	$(1,044)	$1,446
Net loss attributable to noncontrolling interests	7	221	326	476
Net income (loss) attributable to HKN, Inc. stockholders	$152	$(229)	$(718)	$1,922
Accrual of dividends related to preferred stock	(4)	(4)	(12)	(12)
Gain on payments of dividends of preferred stock	-	-	8	8
Net income (loss) attributed to common stock	$148	$(233)	$(722)	$1,918
Net income (loss) per common share, basic and diluted	$0.01	$(0.02)	$(0.05)	$0.20
Weighted average common shares outstanding:
Basic	18,726,901	9,629,855	15,187,973	9,579,462
Diluted	18,726,901	9,629,855	15,187,973	9,582,872

The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of these Statements.

HKN, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$(1,044)	$1,446
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	2,191	2,300
Equity in losses of Spitfire	-	20
Realized gain from sale of Spitfire shares	-	(1,887)
Change in operating assets and liabilities:
Increase in accounts receivable and other	(171)	(65)
(Decrease) increase in trade payables and other	(396)	88
Net cash provided by operating activities	580	1,902

Cash flows from investing activities:
Capital expenditures	(1,060)	(2,068)
Proceeds from sale of Spitfire common shares	-	3,253
Global mandatory offering (funds placed in escrow)	(18,337)	-
Proceeds from sales of oil and gas assets	7,508	72
Issuance of senior secured note receivable to Global	-	(5,000)
Net cash used by investing activities	(11,889)	(3,743)

Cash flows from financing activities:
Proceeds from note payable	-	427
Principal payments on note payable	-	(427)
Issuance costs for shares issued in BWI acquisition	(20)	-
Proceeds from rights offering, net of costs	14,747	-
Purchase and retirement of treasury stock	(819)	(115)
Net cash provided (used) by financing activities	13,908	(115)

Net increase (decrease) in cash and cash equivalents	2,599	(1,956)
Unrestricted cash and cash equivalents at beginning of period	4,815	7,030
Unrestricted cash and cash equivalents at end of period	$7,414	$5,074

The accompanying Notes to the Consolidated Condensed Financial Statements are an integral part of these Statements.

HKN, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(unaudited)

(1)	BASIS OF PRESENTATION

Our accompanying consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to prevent the information presented from being misleading. In our opinion, these consolidated condensed financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2011 and December 31, 2010 and the results of our operations for the three and nine months presented as of September 30, 2011 and 2010 and changes in our cash flows for the nine months presented as of September 30, 2011 and 2010. The December 31, 2010 consolidated condensed balance sheet information is derived from audited financial statements. All adjustments represent normal recurring items. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. Certain prior year amounts have been reclassified to conform to the 2011 presentation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from these estimates. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation – The consolidated condensed financial statements include the accounts of all companies that we, through our direct or indirect ownership or share-holding, were provided the ability to control their operating policies and procedures.  All significant intercompany balances and transactions have been eliminated.

Consolidation of Variable Interest Entities – As of September 30, 2011, we owned less than a majority of the common shares of Global Energy Development PLC (“Global”) and did not possess the legal power to direct their operating policies and procedures. We have concluded that Global was not a Variable Interest Entity, as defined by the Financial Accounting Standards Board (“FASB”), at September 30, 2011.

Comprehensive Income (Loss) – Comprehensive income (loss) includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Our total comprehensive income (loss) for the periods is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income (loss) attributable to HKN	$152	$(229)	$(718)	$1,922
Foreign currency translation adjustment on investment	(505)	674	234	(593)
Reclassification of holding gain on available for sale investment into earnings	-	-	-	(351)
Unrealized gain (loss) on investments	1,258	(1,736)	(4,475)	(210)
Total comprehensive income (loss)	$905	$(1,291)	$(4,959)	$768

Financial Instruments - We carry our financial instruments, including cash and our common stock investment in Global and Senior Secured Global Note Receivable, at their estimated fair values. Our investment in ordinary shares of Global has been designated as available for sale rather than a trading security. The associated unrealized gains and losses on our available for sale investments are recorded in other comprehensive income until realized and are reclassified into earnings using specific identification.

Derivative Instruments – We have not designated any of our derivative instruments as hedges under FASB’s derivatives and hedging guidance. All gains and losses related to our derivative instruments are recognized in interest and other expenses or interest and other income. As of September 30, 2011, we hold no derivative instruments.

Unrealized and realized gains (losses) related to all of our derivative instruments are included in the consolidated condensed statement of operations for the three and nine months ended September 30, 2011 and 2010 as follows (in thousands):

		Amount of Gain or (Loss) Recognized in Income on Derivatives
	Location of Gain or (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives	Recognized in Income on Derivatives	2011	2010	2011	2010
Commodity contracts	Interest and other income	$-	$4	$21	$4
Commodity contracts	Interest and other losses	-	(21)	(24)	(57)
		$-	$(17)	$(3)	$(53)

Equity Method Investments – For investments in which we have the ability to exercise significant influence but do not control, we follow the equity method of accounting. During 2010, we held an equity investment in Spitfire Energy, Ltd. (“Spitfire”) through our ownership of approximately 25% of Spitfire’s outstanding common shares. We sold our remaining interest in Spitfire during the first half of 2010, which consisted of approximately 9.9 million common shares of Spitfire, for cash proceeds of $3.3 million. We realized a gain on sale of $1.9 million using the average cost method, which included $351 thousand of foreign currency gains which were reclassified into earnings from other comprehensive income, in our consolidated condensed statement of operations. Accordingly, we no longer carry any equity method investments on our consolidated condensed balance sheet as of September 30, 2011.

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

Intangible Assets – At September 30, 2011 and December 31, 2010, our intangible assets consist of patents acquired in connection with our investment in BriteWater International, LLC (“BWI”). We assess the recoverability of our intangible assets on an annual basis as well as when events or changes in circumstances indicate the carrying amount of the intangible assets may not be fully recoverable. Recoverability is measured by a comparison of the carrying value of the intangible asset over its fair value. Any excess of the carrying value of the intangible asset over its fair value is recognized as an impairment loss. The estimated fair value is determined based on a discounted cash flow model. Impairment losses would be recorded in other expenses. No impairment has been recognized as of September 30, 2011. Our patents are amortized over the contractual lives of the patents, which range from 6-21 years. For the three and nine months ended September 30, 2011, we have recorded amortization related to these patents of $51 thousand and $167 thousand, respectively.

Severance Taxes – The states in which our oil and natural gas properties are located charge a severance, or production, tax for the oil and natural gas that is produced by our wells.  We report these costs as a component of our operating expenses within our statement of operations. We have severance tax exemptions on several of our Main Pass wells which qualified for the State of Louisiana’s inactive well exemption. This exemption grants a five year tax exemption on wells which are placed back on production after being off production for a period of two or more years. During 2010, we received a refund of approximately $559 thousand, net to our interest, related to severance taxes which we had previously paid on the exempt wells. The refund is included as a reduction to our 2010 operating expenses in our financial statements.

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

Recent Accounting Pronouncements – In June 2011, the FASB issued guidance related to the  “Presentation of Comprehensive Income”. This new guidance requires entities to report components of comprehensive income in either a single continuous financial statement or in two separate but consecutive financial statements. This disclosure is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not anticipate that our adoption of this guidance will have a material impact on our consolidated condensed financial statements.

(2)           INVESTMENT IN BRITEWATER INTERNATIONAL, LLC

We hold an interest in BWI, a company with a patented oilfield emulsion breaking “OHSOL” technology. This technology can be used to purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids and to reduce the environmental impact for disposition of residual fuels and waste materials. As of September 30, 2011, we own 98.17% of BWI and have the ability to direct their operations. As a result, we consolidate the assets and liabilities of BWI and their results of operations in our consolidated condensed financial statements.

BWI Results of Operations – For the three and nine months ended September 30, 2011, we recognized losses of $242 thousand and $1 million, respectively, related to our investment in BWI in our consolidated condensed statement of operations, of which $7 thousand and $326 thousand, respectively, were related to noncontrolling interests.

BWI Contingency – In 2009, BWI recorded a contingent liability of $800 thousand which may be payable upon the conclusion of certain performance events related to BWI’s equipment. There were no changes to the BWI liability recorded during the nine months ended September 30, 2011.

BWI Put/Call Option – Pursuant to the terms of our investment, HKN and the other BWI unit-holders granted to one another put and call options which are exercisable if certain conditions are satisfied prior to June 2012. These options became exercisable during June 2010. As of September 30, 2011, one BWI unit-holder’s put option remains exercisable until June 30, 2012 and if exercised would result in an additional issuance of 16,477 restricted shares of our common stock.

In June 2011, HKN and Quadrant Management Inc. (“Quadrant”) entered into a Securities Exchange Agreement pursuant to which HKN agreed to purchase all outstanding shares of BWI over several months. During June 2011, HKN purchased an additional 46.08% of the outstanding units of BWI in exchange for the issuance of 1,245,373 restricted shares of our common stock. Upon the purchase of the remaining 1.83% of BWI shares, the put option will expire and we will issue 40,850 shares of our restricted common stock.

(3)           INVESTMENT IN GLOBAL

Our non-current available-for-sale investment consists of our ownership of approximately 34% of Global’s outstanding ordinary shares. At September 30, 2011 and December 31, 2010, our investment in Global was equal to the market value of Global’s ordinary shares as follows (in thousands, except for the share amounts):

	September 30, 2011	December 31, 2010

Shares of Global Stock held by HKN	12,127,768	11,893,462
Closing price of Global Stock	£0.86	£1.09
Foreign Currency Exchange Rate	1.5581	1.5524
Market Value of Investment in Global	$16,156	$20,136

The foreign currency translation adjustment of approximately $234 thousand and the unrealized loss on investment of $4.5 million for these changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the nine months ended September 30, 2011.

Global is listed on the Alternative Investment Market (“AIM”), a market operated by the London Stock Exchange. During August 2011, Lyford Investments Enterprises, Ltd., our largest shareholder, and its affiliates, (collectively the “Lyford Group”), purchased approximately 10% of Global’s outstanding shares. Pursuant to the applicable City Code on Takeovers and Mergers (the “Code”), HKN and the Lyford Group (the “Concert Parties”) were deemed to be acting in concert. As a result of the acquisition by the Lyford Group, at least one of the Concert Parties were required under Rule 9 of the Code to make a mandatory cash offer (the “Offer”) to acquire the outstanding shares not owned by the Concert Parties. Strictly for purposes of complying with the Code, we elected to make the Offer at a price of 72 pence per share and the Offer commenced on September 9, 2011 and closed on September 30, 2011 pursuant to the Code and the rules of the AIM exchange.

We would not have elected to make the Offer without the Rule 9 requirement. During the quarter, we placed approximately $18.3 million into a restricted cash account which was used to purchase Global shares that were tendered as a result of the offer. At the closing date of the offer, approximately 234 thousand shares were tendered for approximately $261 thousand. The remaining balance of approximately $18 million in restricted cash was returned to us during October 2011 after the tendered shares were transferred to HKN.

(4)           SENIOR SECURED GLOBAL NOTE RECEIVABLE

In September 2010, we issued a Senior Secured Loan and Security Agreement with Global (“Global Note Receivable”) in exchange for cash in the principal amount of $5 million.  At September 30, 2011, the outstanding principal amount of the Global Note Receivable was $5 million. During February 2011, we agreed to extend the maturity date of our Global Note Receivable by one year, resulting in a new maturity date of September 14, 2012.  In association with this amendment, we also increased the interest rate from 10% up to 10.5%. During the three and nine months ended September 30, 2011, Global paid $131 thousand and $392 thousand, respectively, in interest under the note receivable agreement. This note is fully secured by oil producing assets of Global, and interest is paid on a monthly basis. See Note 12 – “Related Party Transactions” for additional information regarding the Global Note Receivable.

(5)           FAIR VALUE MEASUREMENTS

We account for certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The valuation hierarchy contains three levels:

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

We used the following fair value measurements for certain of our assets and liabilities during the nine months ended September 30, 2011:

Level 1 Classification:

Investment in Global – Global’s ordinary shares are publicly traded on the AIM Exchange of the London Stock Exchange with quoted prices in active markets. Accordingly, the fair value measurements of these securities have been classified as Level 1.

Level 3 Classification:

Asset Retirement Obligations – Our asset retirement obligation is classified as a Level 3 liability. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rates and the expected remaining life of wells. The inputs are calculated utilizing historical data, current estimated costs and expectations for the future costs and production of the wells.  See Note 7 – “Asset Retirement Obligation” for additional information on our asset retirement obligation as of September 30, 2011.

Value of HKN shares issued for BWI investment – The fair value of the restricted common stock paid in exchange for our increased ownership of BWI is nonrecurring and was estimated based on a discount for lack of marketability study which included an Asian put analysis and a Restricted Stock Study in combination with the market price of our common stock.

Patents – The recoverability of our patents is measured by a comparison of the carrying value of the patents over its fair value. The estimated fair value of our patents is determined based on a discounted cash flow model. The significant unobservable inputs to this fair value measurement includes estimates of the forecasted cash flows generated by the patents.

The following table presents recurring financial assets and liabilities which are carried at fair value as of September 30, 2011 (in thousands):

	Level 1	Level 2	Level 3
Investment in Global (cost method)	$16,156	$-	$-
Total assets at fair value	$16,156	$-	$-

(6)           PROPERTY AND EQUIPMENT

A summary of property and equipment follows (in thousands):

	September 30,	December 31,
	2011	2010
Unevaluated properties:
Unevaluated coalbed methane prospects	$-	$5,301

Evaluated oil and gas properties	203,948	205,572
BWI OHSOL equipment	6,236	6,236
BWI construction in progress	308	83
Facilities and other property	1,746	1,726
Less accumulated depreciation, depletion, and amortization	(176,034)	(174,439)

	$36,204	$44,479

Coalbed Methane prospects – Based on the current industry conditions, including the low commodity pricing and our evaluation of the economic viability of our coalbed methane prospects, we are no longer participating in the development of these prospects. As a result, these costs were reclassified from unevaluated properties to evaluated during the third quarter of 2011.

 (7)          ASSET RETIREMENT OBLIGATION

We recognize the present value of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. As of September 30, 2011, $808 thousand of the $9.3 million asset retirement obligation was classified as a current liability due to plugging activities we estimate may occur during the next twelve months. A summary of our asset retirement obligations as of September 30, 2011 is as follows (in thousands):

	Asset Retirement
Asset Category	Obligation Liability	Estimated Life
Oil and gas producing properties	$7,454	0-16 years
Facilities and other property	1,904	5-23 years
	$9,358

The following table describes all changes to our asset retirement obligation liability during the nine months ended September 30, 2011 (in thousands):

Asset retirement obligation at beginning of year	$8,937
Additions during the period	-
Disposals during the period	(521)
Revisions of estimates	517
Accretion of discount	425
Asset retirement obligation at end of period	$9,358

(8)           SEGMENT INFORMATION

We engage in oil and gas development and production activities in the onshore and offshore Gulf Coast regions of Louisiana. We operate primarily through traditional ownership of mineral interests in the states in which we operate.

We have a separate operating segment for our investment in BWI. BWI holds patents for OHSOL technology and related equipment which can be used to purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids and to reduce the environmental impact for disposition of residual fuels and waste materials. BWI is also currently planning the design and construction of a processing plant on the Alaskan North Slope. Please see Note 2 –“Investment in BriteWater International, LLC” for further discussion.

Our accounting policies for each of our operating segments are the same as those for our consolidated condensed financial statements. Intersegment interest income and intersegment expenses between us and BWI have been eliminated in consolidation. There were no intersegment sales or transfers for the periods presented.

Our financial information, expressed in thousands, for each of our operating segments for the three and nine months ended September 30, 2011 and 2010 is as follows:

	For the Three Months Ended September 30, 2011

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$3,239	$-	$-	$3,239
Oil and gas processing and handling income	405	-	-	405
Oil and gas operating expenses	(1,860)	-	-	(1,860)
General and administrative expenses	(710)	(152)	-	(862)
Depreciation, depletion, amortization and accretion	(900)	(52)	-	(952)
Interest and other expenses	-	(38)	38	-
Interest and other income	213	-	(38)	175
Segment income (loss) from operations	$387	$(242)	$-	$145
Capital Expenditures	$196	$241	$-	$437
Total Assets	$86,666	$8,595	$(7,429)	$87,832

	For the Three Months Ended September 30, 2010

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$2,861	$-	$-	$2,861
Oil and gas processing and handling income	316	-	-	316
Oil and gas operating expenses	(2,029)	-	-	(2,029)
General and administrative expenses	(610)	(289)	-	(899)
Depreciation, depletion, amortization and accretion	(806)	-	-	(806)
Interest and other expenses	(22)	(32)	32	(22)
Interest and other income	161	-	(32)	129
Segment loss from operations	$(129)	$(321)	$-	$(450)
Capital Expenditures	$651	$21	$-	$672
Total Assets	$64,280	$8,945	$(4,429)	$68,796

	For the Nine Months Ended September 30, 2011

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$8,256	$-	$-	$8,256
Oil and gas processing and handling income	1,097	-	-	1,097
Oil and gas operating expenses	(5,739)	-	-	(5,739)
General and administrative expenses	(2,179)	(747)	-	(2,926)
Depreciation, depletion, amortization and accretion	(2,022)	(169)	-	(2,191)
Interest and other expenses	(24)	(114)	114	(24)
Interest and other income	597	-	(114)	483
Segment loss from operations	$(14)	$(1,030)	$-	$(1,044)
Capital Expenditures	$819	$241	$-	$1,060
Total Assets	$86,666	$8,595	$(7,429)	$87,832

	For the Nine Months Ended September 30, 2010

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$8,414	$-	$-	$8,414
Oil and gas processing and handling income	923	-	-	923
Oil and gas operating expenses	(5,313)	-	-	(5,313)
General and administrative expenses	(1,764)	(607)	-	(2,371)
Depreciation, depletion, amortization and accretion	(2,300)	-	-	(2,300)
Interest and other expenses	(64)	(78)	78	(64)
Interest and other income	368	-	(78)	290
Equity in losses of Spitfire	(20)	-	-	(20)
Gain on sale of investment	1,887	-	-	1,887
Segment income (loss) from operations	$2,131	$(685)	$-	$1,446
Capital Expenditures	$1,967	$101	$-	$2,068
Total Assets	$64,280	$8,945	$(4,429)	$68,796

(9)           STOCKHOLDERS’ EQUITY

No changes in the number of preferred shares occurred during the nine months ended September 30, 2011. The changes in the number of common shares held during the nine months ended September 30, 2011 are as follows:

Number of Common
Description	Shares
Balance as of December 31, 2010	10,026,098
Shares issued for preferred stock dividends	74
Shares issued for purchase of additional BWI ownership interest	1,245,373
Shares issued related to the Rights Offering	7,500,000
Shares repurchased and retired	(331,859)
Balance as of September 30, 2011	18,439,686

In April 2011, the previously announced rights offering was fully subscribed for, and upon its closing we issued 7.5 million shares of our common stock at the subscription price of $2.00 per share. The net proceeds to the Company from the sale of the shares were approximately $14.7 million.

Treasury Stock – At September 30, 2011 and December 31, 2010, we held no shares of treasury stock. During the nine months ended September 30, 2011, we purchased and retired approximately 332 thousand shares of our common stock. As of September 30, 2011, approximately 126 thousand shares remained available for repurchase under our repurchase program.

Additional Paid in Capital - Additional paid in capital increased by $17 million during the period ended September 30, 2011. This increase consists of $14.7 million related to our rights offering and $3.1 million from the purchase of additional interests in BWI, offset by an $815 thousand decrease due to the purchase and retirement of our common stock.

Our purchase of additional interests in BWI in June 2011 in exchange for the issuance of 1.2 million restricted shares of our common stock resulted in an increase in additional paid in capital. The restricted shares of common stock that we issued were valued at $2.3 million. The difference between the value of the common stock we issued and the resulting decrease to noncontrolling interest equity was recorded in additional paid-in capital.

The following table discloses the effects of changes in HKN’s ownership interest in BWI on HKN's equity.

Nine months ended September 30, 2011
Net loss attributable to HKN, Inc.	$(718)
Transfer from the noncontrolling interest
Increase in HKN's paid-in capital for additional BWI interest purchased	3,135
Net transfers from noncontrolling interest	3,135
Change from net loss attributable to
HKN, Inc. and transfers from noncontrolling interest	$2,417

 Noncontrolling Interest – At December 31, 2010, we recorded the noncontrolling interests related to our investment in BWI of 47.91% in our consolidated condensed balance sheet.

In June 2011, HKN purchased an additional 46.08% of the outstanding units of BWI in exchange for the issuance of 1,245,373 restricted shares of our common stock, bringing HKN’s interest in BWI up to 98.17%. Please see Note 2 –“Investment in BriteWater International, LLC” for additional information regarding our investment in BWI.

The changes in the BWI noncontrolling interest during the nine months ended September 30, 2011 were as follows (in thousands):

Noncontrolling interest at beginning of period	$3,591
Losses attributable to noncontrolling interest	(326)
Decrease in noncontrolling ownership due to purchase of additional interest	(3,167)
Noncontrolling interest at end of period	$98

(10)       EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock. The following table sets forth the computation of basic and diluted income (loss) per share for the three and nine months ended September 30, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Net Income Attributed to Common Stock	Weighted- Average Shares	Per Share Income	Net Loss Attributed to Common Stock	Weighted- Average Shares	Per Share Loss
Basic EPS:

Net income (loss) attributed to common stock	$148	18,727	$0.01	$(233)	9,630	$(0.02)
Effect of dilutive securities
Preferred stock and put/call option (A)	-	-	-	-	-	-
Diluted earnings (loss) per share	$148	18,727	$0.01	$(233)	9,630	$(0.02)

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Net Loss Attributed to Common Stock	Weighted- Average Shares	Per Share Loss	Net Income Attributed to Common Stock	Weighted- Average Shares	Per Share Income
Basic EPS:

Net income (loss) attributed to common stock	$(722)	15,188	$(0.05)	$1,918	9,579	$0.20
Effect of dilutive securities
Preferred stock and put/call option (B)	-	-	-	-	4	-
Diluted earnings (loss) per share	$(722)	15,188	$(0.05)	$1,918	9,583	$0.20

(A)
Our Series G1, Series G2 and BWI put option for the three months ended September 30, 2011 included 461 shares which were outstanding in the period presented and were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive. Our Series G1 Series G2 and BWI put option for the three months ended September 30, 2010 included 3,158 shares which were outstanding in the period presented and were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

(B)
Our Series G1, Series G2 and BWI put option for the nine months ended 2011 included 4,410 shares which were outstanding in the period presented and were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive. Our Series G1 and Series G2 for the nine months ended 2010 included 1,384 shares which were outstanding in the period presented and were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

(11)         CONTINGENCIES

BWI Contingencies - Please See Note 2 – “Investment in BriteWater International, LLC” for further discussion on BWI contingencies.

IRS Examination - During 2008, we received a proposed adjustment to our federal tax liability for the calendar year 2005.  The proposed adjustment relates to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserts that the Company recognized a gain for ACE purposes on the sale of the Global PLC stock in 2005.  In its proposed adjustment, the IRS alleges we owe approximately $3.6 million in tax for the year ended December 31, 2005. Penalties and interest calculated through September 30, 2011 in the amount of approximately $2.6 million could also be assessed. We filed a formal protest with the IRS Appeals Office during 2008 and a supplement to the written protest which included a third party valuation report supporting the basis of our recognized gain recorded for ACE purposes during April 2009. In February 2011, the IRS requested and we agreed to extend the statute of limitations to April 2012. Also during 2011, the IRS prepared and sent an internal memorandum outlining its position regarding the basis of our gain recorded for ACE purposes. In response, HKN has completed and finalized an additional third party valuation study as well as a rebuttal of the IRS internal memorandum, both of which provide additional support for our position.

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

In addition to the above commitments, during 2011 and afterward, government authorities under our Louisiana state leases and other operators may also request us to participate in the cost of drilling additional exploratory and development wells. We may fund these future expenditures at our discretion. Further, the cost of drilling or participating in the drilling of any such exploratory and development wells cannot be quantified at this time since the cost will depend on factors out of our control, such as the timing of the request, the depth of the wells and the location of the property. As of September 30, 2011, we had no material purchase obligations.

(12)         RELATED PARTY TRANSACTIONS

In September 2010, we issued the Global Note Receivable. See Note 4 – “Senior Secured Global Note Receivable” for details of the agreement. As of September 30, 2011, the outstanding principal amount of the Global Note Receivable was $5 million and Global paid $131 thousand and $392 thousand in interest under the note receivable agreement during the three and nine months ended September 30, 2011, respectively. In addition to our ownership of 34% of Global’s ordinary shares, one of our directors serves as a director of Global.

As a result of the Global mandatory offer, we incurred legal and regulatory costs. A portion of these costs are to be reimbursed by the Concert Parties. Approximately $106 thousand is due from these related parties and are classified as Accounts Receivable from affiliates in our consolidated condensed balance sheet. For additional information on the Global mandatory offer, please see Note 3 – “Investment in Global”.

As described in Note 2 – “Investment in BriteWater International, LLC”, at September 30, 2011, we hold a 98.17% ownership interest in BWI. In June 2011, HKN purchased an additional 46.08% of the outstanding units of BWI from Quadrant in exchange for the issuance of 1,245,373 restricted shares of our common stock. Quadrant is an affiliate of the Quasha Family. Mr. Alan Quasha is the Chairman of the Board of Directors of HKN.

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

BUSINESS OVERVIEW

Our business strategy is focused on enhancing value for our stockholders through the development of a well-balanced portfolio of assets in the energy industry. Currently, the majority of the value of our assets is derived from our ownership in Gulf Coast oil and gas properties, ownership in publicly-traded common shares of Global Energy Development PLC (“Global”) and our investment in BriteWater International, LLC (“BWI”). We consider these assets to be strategic for us, and our objective in 2011 is to build the value of our portfolio of assets through:

●	Monitoring and controlling operating and overhead costs
●	Reducing operational, environmental, financial and third-party dependency risks
●	Pursuing possibilities for “expanding our footprint” in related areas
●	Performing economic upgrades and improvements
●	Identifying, developing and marketing applications for the BWI OHSOL technology

We also continue to seek new investment opportunities in undervalued assets in the energy industry or companies which we believe may provide future value for our shareholders.

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

Throughout the remainder of 2011, we will continue to evaluate the divestiture of certain or all of our Gulf Coast oil and gas properties in order to mitigate possible future losses and maximize the value received for the reserves of these properties. During May 2011, we entered into an agreement with Burks Oil and Gas Properties, Inc. to market our entire interests in our Gulf Coast oil and gas properties (the “Gulf Coast Assets”).  We are exploring the possibility of a strategic divestiture of our Gulf Coast Assets in light of the improved pricing environment as well as the steady increase in oil and gas transactions over the past nine months.  The divestiture of these assets would give us the option of redeploying capital into areas of the oil and gas industry which may generate greater value for our shareholders while bearing significantly lower operational and regulatory risks. We are currently evaluating the offers received for our Gulf Coast properties during the marketing process, and we expect to reach a decision on these divestitures during the fourth quarter.

In June 2011, we increased our ownership in BWI from 52.09% up to 98.17%. We expect to acquire the remaining 1.83% during the fourth quarter of 2011, which will result in BWI becoming a wholly-owned subsidiary of HKN.  We continue to work with the BWI management team to develop commercial applications and related business development plans for the OHSOL technology, a process under which oilfield emulsions may be broken into oil, water, and solids, and we have begun the planning and design phase for two plants which will utilize this technology.

During March 2011, BWI entered into a contract under which it has the right to process and dispose of certain oilfield emulsion waste materials on the Alaskan North Slope.  The contract has a term of seven years.  Arctic Star Alaska, Inc. (“Arctic Star’), a wholly-owned subsidiary of BWI, is currently planning the design and construction of a processing plant on the Alaskan North Slope which will allow for the recovery of oil from emulsion waste materials which are currently lost during the disposal process.

We hold approximately 34% of the outstanding shares of Global, a publicly-traded oil and gas company listed on the Alternative Investment Market (“AIM”) on the London Stock Exchange.  Global is a Latin America focused petroleum exploration and production company with assets in Colombia and Peru.  We have issued a $5 million Senior Secured Loan and Security Agreement (“Global Note Receivable”) to Global which carries an interest rate of 10.5% and a maturity date of September 2012.  We extended this loan to Global in order to promote their development activities while earning a 10.5% annualized rate of return on our funds.  The loan is secured by Global’s oil-producing assets.  In addition to financing opportunities, we continue to monitor our investment in Global in order to identify opportunities for divesting of shares or making additional investments in the company.

During August 2011, our largest shareholder and its affiliates (collectively, the “Lyford Group”) purchased approximately 10% of the outstanding shares of Global. The Lyford Group and HKN are considered Concert Parties under the City Code on Takeovers and Mergers (the “Code”), and our combined interests are such that following the closing of Lyford’s acquisition, one or more members of the Concert Party were required to make a mandatory cash offer (the “Offer”) for all shares not held by members of the Concert Party. HKN elected to make the Offer at a price of 72 pence per share and the Offer commenced on September 9, 2011 and closed on September 30, 2011, pursuant to the Code and the rules of the AIM Exchange. During the quarter, we placed approximately $18.3 million into a restricted cash account which was used to purchase Global shares that were tendered as a result of the Offer. At the closing date of the offer, approximately 234 thousand shares were tendered for approximately $261 thousand. The remaining balance of approximately $18 million in restricted cash was returned to us during October 2011.

In April 2011, the previously announced rights offering closed and was fully subscribed for, and we issued 7.5 million shares of our common stock at the subscription price of $2.00 per share. The aggregate net proceeds to the Company from the sale of the shares were approximately $14.7 million. Proceeds from this rights offering will be used to invest in or develop energy-related businesses, working interests, investments, properties, products and technologies, as well as for general corporate purposes.

We continue to have access to capital, and we have a cash balance of approximately $26 million, including restricted cash, at September 30, 2011. We anticipate our operating cash flow and other capital resources, if needed, will adequately fund our planned capital expenditures and other capital uses over the near-term.

Gulf Coast Oil and Gas Properties

Our revenues are primarily derived from sales from our Gulf Coast oil and gas producing properties.  During the nine months ended September 30, 2011, our oil and gas revenue was comprised of approximately 95% oil sales and 5% natural gas sales.  Our natural gas sales for the period are very low due to decreased production at our Lapeyrouse and East Lake Verret fields, as well as sold properties. In addition, we realized a 7% decrease in gas pricing year over year. During the nine months ended September 30, 2011, our results of operations also reflect decreased oil revenues which are primarily the result of decreased volumes due to abnormally cold temperatures during the first quarter of 2011 as well as sold properties. Following recent divestitures, our production is concentrated in six oil and gas fields along the onshore and offshore Louisiana Gulf Coast.

Approximately 88% of our current production comes from our operated properties which are located in the United States. These revenues are a function of the oil and gas volumes produced, the prevailing commodity price at the time of production, and certain quality and transportation discounts. The commodity prices for crude oil and natural gas, as well as the timing of production volumes, have a significant impact on our operating income. For the nine months ended September 30, 2011, our net domestic production rate averaged approximately 324 barrels of oil equivalent (“boe”) per day.

The following field data updates the status of our operations through September 30, 2011:

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

We have an average 91% interest in Main Pass 35 and are the field operator. This field contains a ten-platform facility complex including separation, injection, compression, processing and transportation terminals for oil, water and gas. The field also contains 65 wellbores (59 oil and 6 injection wells), of which 33 are active, and an eight mile oil transport line with pump/metering facilities. We currently have license to 21 square miles of 3D seismic data covering the area held by productive leases. Gross production during the third quarter 2011 averaged approximately 370 boe per day. Several wells have been identified as potential recompletion candidates to increase oil production and reduce gas lift expense. We expect to review these candidates after the marketing of our Gulf Coast Assets is resolved.

We experienced lower than normal production at this property during the first quarter of 2011 as a result of unusually low temperatures. During this period, the region experienced fifty-year lows, which caused extensive gas lift, compressor and fuel gas freeze-ups. These extreme conditions also increased the frequency of flowline and gas lift line shut downs and repairs during later months. Upgrades of salt water disposal injection pumps are planned for late 2011, pending the outcome of our marketing efforts.

Lake Raccourci Field, Lafourche Parish – Louisiana

We hold an average 47% operated working interest in each of our Lake Raccourci wells. Average gross production for the third quarter 2011 was approximately 325 boe per day. We plugged two non-producing wells at this field during the third quarter 2011 and are currently in the process of plugging a third well, which should be completed in the fourth quarter 2011. The SL 14589#3 well was successfully recompleted in mid 2010, but this well experienced fill problems late in the fourth quarter of 2010 and had gravel pack work done late in the first quarter of 2011. After being shut in for the majority of the second quarter 2011 while clean up efforts and jetting the well back in were in progress, production was restored early in the third quarter of 2011.

East Lake Verret, Assumption Parish – Louisiana

We have an average 5% non-operated working interest in this field. Gross daily production from the two development wells on this project was approximately 224 boe per day during the third quarter 2011. The recompletion of the Rob 5 zone on the Kfoury #2 well in July 2011 resulted in the increase in production in the third quarter.

Branville Bay Field, St. Bernard Parish – Louisiana

We own a 12.5% non-operated working interest in two state leases in the Branville Bay area of Chandeleur Sound Block 71. Gross production for this field was approximately 173 boe per day for the third quarter 2011.

Lapeyrouse Field, Terrebonne Parish – Louisiana

We hold an average non-operated working interest of approximately 12% in the production from nine wells in this field. Gross field production averaged approximately 137 boe per day for the third quarter 2011. Evaluation efforts by the operator are still ongoing, with additional diagnostic work planned by the operator to address the field pressure decline and to utilize all available wellbores, in light of low natural gas product prices.

Point-a-la-Hache Field, Plaquemines Parish – Louisiana

 We maintain a 25% operated working interest in one producing well in this field. Average gross production for the third quarter 2011 was approximately 35 boe per day.  Upgrades to the salt water disposal pump were done during the first quarter 2011. To maintain specified injection pressure tolerance and keep production rates steady, acid stimulation of the salt water disposal well was completed in the second quarter of 2011.

Lucky Field, Matagorda County – Texas

We own a 7.5% non-operated working interest in this area. The well ceased to produce in mid-August 2010. Well work was unsuccessful, and no other potential exists in the well. The well was plugged and abandoned during the first quarter of 2011.

Creole Field, Terrebonne Parish – Louisiana

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

Coalbed Methane Prospects – Indiana and Ohio

 We were a party to two coalbed methane exploration and development agreements in Indiana and Ohio. The agreements provide for a phased delineation, pilot and development program with corresponding staged expenditures.

Based on the current industry conditions, including the low commodity pricing, and our evaluation of the economic viability of this project, we concluded during the third quarter 2011 that we will no longer participate in the development of these projects. As a result, we expect that this will likely result in the loss of the prospect acreage as well as the plugging and abandonment of these pilot wells.

With a decline in gas commodity prices, resource plays, such as coalbed methane prospects can become uneconomical in low price environments particularly since all well, facility and flowline costs as well as operating costs during the dewatering/desorption process must be incurred before revenues can be generated. However, we may continue to look for investment opportunities in more attractive coalbed methane prospects.

INVESTMENT IN GLOBAL

At September 30, 2011 and December 31, 2010, we owned approximately 34% of Global’s ordinary shares. Our investment in Global was equal to the market value of Global’s ordinary shares as follows (in thousands, except for share amounts):

	September 30, 2011	December 31, 2010

Shares of Global Stock held by HKN	12,127,768	11,893,462
Closing price of Global Stock	£0.86	£1.09
Foreign Currency Exchange Rate	1.5581	1.5524
Market Value of Investment in Global	$16,156	$20,136

The foreign currency translation adjustment of approximately $234 thousand and the unrealized loss on investment of $4.5 million for these changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the nine months ended September 30, 2011.

INVESTMENT IN BRITEWATER INTERNATIONAL, LLC

We hold an interest in BWI, a company with a patented oilfield emulsion breaking “OHSOL” technology. This technology can be used to purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids and to reduce the environmental impact for disposition of residual fuels and waste materials. As of September 30, 2011, we own 98.17% of BWI and have the ability to direct their operations. As a result, we consolidate the assets and liabilities of BWI and their results of operations in our consolidated condensed financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued guidance related to the “Presentation of Comprehensive Income”. This new guidance requires entities to report components of comprehensive income in either a single continuous financial statement or in two separate but consecutive financial statements. This disclosure is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not anticipate that our adoption of this guidance will have a material impact on our consolidated condensed financial statements.

RESULTS OF OPERATIONS

For the purposes of discussion and analysis, we are presenting a summary of our consolidated condensed results of operations followed by more detailed discussion and analysis of our operating results.  The primary components of our net income (loss) for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Oil and gas operating profit (1)	$1,379	$832	66%	$2,517	$3,101	(19%)
Gas sales revenues	$281	$442	(36%)	$407	$1,095	(63%)
Gas production (mcf)	60,283	90,977	(34%)	81,828	205,569	(60%)
Gas price per mcf	$4.66	$4.86	(4%)	$4.97	$5.33	(7%)
Oil sales revenues	$2,958	$2,419	22%	$7,849	$7,319	7%
Oil production (bbls)	28,033	31,823	(12%)	74,851	95,899	(22%)
Oil price per bbl	$105.52	$76.01	39%	$104.86	$76.32	37%
Oil and gas processing and handling income	$405	$316	28%	$1,097	$923	19%
General and administrative expenses	$862	$899	(4%)	$2,926	$2,371	23%
Depreciation, depletion, amortization and accretion	$952	$806	18%	$2,191	$2,300	(5%)
Interest and other expenses	$-	$22	(100%)	$24	$64	(63%)
Interest and other income	$175	$129	36%	$483	$290	67%
Gain on sale of investment	$-	$-	0%	$-	$1,887	(100%)
Equity in losses of Spitfire	$-	$-	0%	$-	$20	(100%)
Net income (loss)	$145	$(450)	132%	$(1,044)	$1,446	(172%)
Net loss attributable to noncontrolling interests	$7	$221	(97%)	$326	$476	(32%)
Net income (loss) attributable to HKN	$152	$(229)	166%	$(718)	$1,922	(137%)
Net income (loss) attributed to common stock	$148	$(233)	164%	$(722)	$1,918	(138%)
Net income (loss) per common share:
Basic and diluted	$0.01	$(0.02)	133%	$(0.05)	$0.20	(124%)

(1)	Oil and gas operating profit is calculated as oil and gas revenues less oil and gas operating expenses

The following is our discussion and analysis of significant components of our operations which have affected our operating results and balance sheet during the periods included in the accompanying consolidated condensed financial statements.

Oil and Gas Revenues and Oil and Gas Expenses for the Quarterly Periods Ended September 30, 2011 Compared to September 30, 2010

Our oil and gas revenues increased by $378 thousand to approximately $3.2 million during the third quarter 2011. Significant decreases in gas volumes in the current quarter, compared to the prior year quarter, were offset by higher oil prices received during the period. The decrease in oil and gas volumes was due primarily to property divestitures and downtime during the third quarter of 2011 at several of our smaller fields.

Our oil revenues increased by $539 thousand to approximately $3.0 million during the third quarter 2011. We realized a 39% increase in oil prices received, increasing from an average of $76.01 per barrel in the third quarter 2010 to $105.52 per barrel in the third quarter 2011. Overall oil production decreased by 12% in the third quarter 2011 as compared to the prior year period primarily as a result of current year property divestitures.

Our natural gas revenues decreased from $442 thousand in the third quarter 2010 to $281 thousand for the third quarter 2011. The prices realized for natural gas sales decreased 4%, averaging $4.66 per mcf in the third quarter 2011 compared to $4.86 per mcf during the third quarter 2010.  Natural gas production decreased 34% in third quarter 2011 as compared to the prior year period due primarily to current year property divestitures as well as downtime and production declines at several wells.

           Our oil and gas operating expenses decreased by $169 thousand to approximately $1.9 million during the third quarter 2011. Our operating costs per boe increased from $43.18 per boe in the third quarter 2010 to $48.84 per boe in the third quarter 2011 primarily as a result of our lower volumes. We had decreases in our operating expenses as well as decreases in volumes as a result of our property divestitures. We expect our operating expenses to remain relatively consistent in future periods.

Oil and Gas Processing and Handling Income

Oil and gas processing and handling income increased from $316 thousand during the third quarter 2010 to $405 thousand during the third quarter 2011, primarily due to the opening of a well at a neighboring field which increased oil production and required the disposal of more water for an operating partner.

General and Administrative Expenses

General and administrative expenses remained relatively consistent, decreasing from $899 thousand for the third quarter 2010 to $862 million for the third quarter 2011. We expect our general and administrative expenses to increase in future periods as we dedicate additional resources to the commercial development of BWI.

Depreciation, Depletion, Amortization and Accretion Expense

Depreciation, depletion, amortization and accretion (DD&A) expense increased 18% during the third quarter 2011 when compared to the prior year period due to an increase in our depletion rate. The quarterly depletion rate per boe on our properties increased from $15.15 in the third quarter 2010 to $19.19 per boe in the third quarter 2011, primarily as a result of our property divestitures and the reclassification of our coalbed methane properties to evaluated properties which increased our amortizable base in 2011.

Interest and Other Expenses

Interest and other expenses decreased $22 thousand for the third quarter 2011 primarily due to the fact that our oil floor commodity contracts have expired. We had no interest and other expenses for the third quarter 2011.

Interest and Other Income

Interest and other income increased $46 thousand for the third quarter 2011 primarily due to the interest income as a result of the Global loan which was issued during September 2010.

Oil and Gas Revenues and Oil and Gas Expenses for the Nine Month Period Ended September 30, 2011 Compared to September 30, 2010

Our oil and gas revenues decreased to approximately $8.2 million in the first nine months of 2011 from $8.4 million for the same period in 2010.  The decrease was due primarily to lower oil and gas volumes as a result of property divestitures and cold-weather related issues at our Main Pass field which were partially offset by higher oil prices received during the period.

Our oil revenues increased by $530 thousand to approximately $7.8 million during the first nine months of 2011. We realized a 37% increase in oil prices received, increasing to an average of $104.86 per barrel in the first nine months of 2011 from $76.32 per barrel in the first nine months of 2010, while overall oil production decreased by 22% in the first nine months of 2011 as compared to the prior year period. The production decreases were primarily the result of downtime at Main Pass due to a ruptured line caused by the extreme cold weather in early 2011, as well as general flowline, bulk header and facility repairs during the nine months ended September 30, 2011. Our current year property divestitures also had a significant impact on our production volumes and revenues.

Our natural gas revenues decreased from $1.1 million in the first nine months of 2010 to $407 thousand for the first nine months of 2011. The prices realized for natural gas sales decreased 7%, averaging $4.97 per mcf in the first nine months of 2011 compared to $5.33 per mcf during the first nine months of 2010. Natural gas production decreased 60% in the first nine months of 2011 as compared to the prior year period due to several fields being down for maintenance and repairs. In addition, we had lower volumes as a result of our current year property divestitures.

Our oil and gas operating expenses increased 8%, increasing by $426 thousand compared to the first nine months of 2010. This increase is primarily a result of one-time severance tax refunds of $559 thousand during the 2010 period for amended prior year returns. Our operating expenses per boe increased from $40.82 per boe in the first nine months of 2010 period to $64.86 per boe in the current year period. We had increased workover costs during the current year, primarily due to work done at Lake Raccourci for a coil tubing clean out and at Main Pass for repairs at the facility. These costs were offset by decreases in operating expenses as a result of our property divestitures. We expect our operating expenses to remain relatively consistent in future periods.

Oil and Gas Processing and Handling Income

Oil and gas processing and handling income increased 19% from $923 thousand during the first nine months of 2010 to $1.1 million during the first nine months of 2011, primarily due to the opening of a well at neighboring field which increased oil production and required the disposal of more water for an operating partner.

General and Administrative Expenses

General and administrative expenses increased 23% from $2.4 million for the first nine months of 2010 to $2.9 million for the first nine months of 2011 primarily due to increases in legal and regulatory costs related to our IRS contingency and Global mandatory offer. In addition, BWI had increases over the prior year in personnel-related and travel costs due to increased development activities. We expect our general and administrative expenses to increase in future periods, as we devote more resources to the commercial development of BWI.

Depreciation, Depletion, Amortization and Accretion Expense

Depreciation, depletion, amortization and accretion (DD&A) expense decreased 5% during the first nine months of 2011 when compared to the prior year period due to overall lower production volumes.  The  depletion rate per boe on our properties increased from $15.49 in the first nine months of 2010 to $16.87 per boe in the first nine months of 2011, primarily as a result of our property divestitures and the reclassification of our coalbed methane properties to evaluated properties which increased our amortizable base in 2011.

Interest and Other Expenses

Interest and other expenses decreased from $64 thousand for the first nine months of 2010 to $24 thousand for the first nine months of 2011. During both periods, other expenses were primarily comprised of decreases in the fair value of the purchased crude oil floor commodity contracts. Our current year commodity contracts expired in July of 2011.

Interest and Other Income

Interest and other income increased $193 thousand for the third quarter 2011 primarily due to the interest income as a result of the Global loan which was issued during September 2010.

LIQUIDITY AND CAPITAL STRUCTURE

Financial Condition

	September 30,	December 31,
(thousands of dollars)	2011	2010
Current ratio	7.98 to 1	3.27 to 1
Working capital (1)	$29,129	$8,375
Total debt	$-	$-
Total cash less debt (2)	$25,751	$4,815
Total stockholders' equity	$73,734	$65,112
Total liabilities to equity	0.19 to 1	0.22 to 1

(1)	Working capital is the difference between current assets and current liabilities
(2)	Includes restricted cash balances

The increase in our working capital as of September 30, 2011 as compared to December 31, 2010 is primarily due to the rights offering which provided net proceeds of approximately $14.7 million and the sale of our interest in our Creole field.

Proceeds from the rights offering along with proceeds from our Creole divestiture will be used to acquire or invest in energy-based businesses, securities, working interests and other oil, natural gas and energy-related investments, properties, products and technologies, which may include those we already own interests in, as well as for general corporate purposes.

We used approximately $1.1 million during the 2011 period for capital projects. These capital expenditures were used to restore production on the 14589#3 at Lake Raccourci, cold-weather related repairs at Main Pass, ongoing desorption costs for our coalbed methane development projects, and capitalized overhead for BWI projects currently under development as well as capitalized general and administrative costs that are directly related to our oil and gas development activities.

During the nine months of 2011, oil prices increased and natural gas prices decreased as compared to the prior year period. We have a cash balance of approximately $26 million, including restricted cash, at September 30, 2011. We anticipate our remaining 2011 operating cash flow and other capital resources, if needed, will adequately fund our planned capital expenditures and other investing activity.

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

Capital Structure

At September 30, 2011, if our remaining convertible preferred stock were converted, and if the remaining option to issue common shares associated with our investment in BWI was exercised, we would be required to issue the following amounts of our common stock:

		Shares of Common
		Stock Issuable at
Instrument	Conversion Price (a)	September 30, 2011
Series G1 Preferred	$280.00	357
Series G2 Preferred	$67.20	1,488
BWI additional ownership (b)		40,850
Common Stock Potentially Issued Upon Conversion		42,695

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

As of September 30, 2011, one BWI unit-holder’s put option remains exercisable until June 30, 2012, and if exercised, would result in an additional issuance of 16,477 restricted shares of our common stock.

In June 2011, HKN and Quadrant Management Inc. (“Quadrant”) entered into a Securities Exchange Agreement pursuant to which HKN agreed to purchase all outstanding shares of BWI over several months. During June 2011, HKN purchased an additional 46.08% of the outstanding units of BWI in exchange for the issuance of 1,245,373 restricted shares of our common stock. We expect to exchange the remaining outstanding BWI shares prior to December 31, 2011. Upon the purchase of these remaining 1.83% of BWI shares, the put option will expire and we will issue 40,850 shares of our restricted common stock. As of September 30, 2011, we own 98.17% of BWI.

Significant Ownership of our Stock

As of September 30, 2011, Lyford Investment Enterprises Ltd. (“Lyford”), Quadrant and UniPure Energy Acquisition Ltd. (“UEA”) owned approximately 36%, 8% and 13%, respectively, of the combined voting power of our outstanding common stock. These entities are beneficially owned by Phyllis Quasha. Mr. Alan Quasha, Chairman of the Board of Directors of HKN, is the son of Phyllis Quasha, who is deemed a beneficial owner of Lyford, Quadrant and UEA, but Mr. Quasha disclaims any beneficial ownership of these shares. Lyford, Quadrant and UEA are in a position to exercise significant influence over the election of our board of directors and other matters.

Cash Flows

Net cash flow provided by operating activities during the nine months ended September 30, 2011 was $580 thousand, as compared to $1.9 million in the prior year period. Our cash on hand at September 30, 2011 totaled approximately $26 million, including restricted cash.

Net cash used by investing activities during the nine months ended September 30, 2011 was $11.9 million, as compared to $3.7 million in the prior year period. The primary cause of this increase was the placement of $18.3 million in an escrow fund as part of the Global mandatory offer. This escrow account was returned, less the cost of the 234 thousand shares acquired as part of the Offer, in October 2011. This increase was offset by the sale of our interest in the Creole field in March 2011 for $7.5 million. The 2010 period contained $3.3 million in proceeds from the sale of our Spitfire investment. In addition, we used $1.1 million during the 2011 period primarily for capital projects at our Main Pass and Lake Raccourci fields. In the 2010 period, we used approximately $2.1 million for capital projects, primarily related to the recompletion of two producing wells at our Creole field and maintenance and repairs at Main Pass. We also used $5 million to fund the note receivable to Global in 2010.

We had cash provided by financing activities during the nine months ended September 30, 2011 of $13.9 million of which $14.7 million was related to the rights offering offset by treasury stock repurchases of $819 thousand while 2010 had $115 thousand of cash used by financing activities for treasury stock repurchases.

Obligations, Contingencies and Commitments

Oil and Natural Gas Commitments – During the nine months ended September 30, 2011, we spent approximately $1.1 million for capital expenditures and workovers in the United States. These capital expenditures were associated with gravel pack work done at Lake Raccourci, upgrades and replacements made at our Main Pass 35 facility in offshore Louisiana, ongoing desorption costs at our coalbed methane development projects, and capitalized overhead for BWI projects currently under development as well as oil and gas capitalized overhead. In 2011, we expect to fund our capital expenditures with available cash on hand and through projected cash flow from operations. Our capital expenditures for 2011 are discretionary and, as a result, will be curtailed if sufficient funds are not available. Such expenditure curtailments, however, could result in us losing certain prospect acreage or reducing our interest in future development projects.

BWI Contingency – In 2009, BWI recorded a contingent liability of $800 thousand which may be payable upon the conclusion of certain performance events related to BWI’s equipment. There were no changes to the BWI liability recorded during the nine months ended September 30, 2011.

IRS Tax Examination – During 2008, we received a proposed adjustment to our federal tax liability for the calendar year 2005.  The proposed adjustment relates to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserts that the Company recognized a gain for ACE purposes on the sale of the Global PLC stock in 2005.  In its proposed adjustment, the IRS alleges we owe approximately $3.6 million in tax for the year ended December 31, 2005. Penalties and interest calculated through September 30, 2011 in the amount of approximately $2.6 million could also be assessed. We filed a formal protest with the IRS Appeals Office during 2008 and a supplement to the written protest which included a third party valuation report supporting the basis of our recognized gain recorded for ACE purposes during April 2009. In February 2011, the IRS requested and we agreed to extend the statute of limitations to April 2012. In 2011, the IRS prepared and sent an internal memorandum outlining its position regarding the basis of our gain recorded for ACE purposes. In response, HKN has completed and finalized an additional third party valuation study as well as a rebuttal of the IRS internal memorandum, both of which provide additional support for our position.

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

We recognize the full amount of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. At September 30, 2011, our total current and non-current asset retirement obligation liability totaled approximately $9.3 million.

In addition to the above commitments, during 2011 and afterward, government authorities under our Louisiana state leases and other operators may also request us to participate in the cost of drilling additional exploratory and development wells. We may fund these future expenditures at our discretion. Further, the cost of drilling or participating in the drilling of any such exploratory and development wells cannot be quantified at this time since the cost will depend on factors out of our control, such as the timing of the request, the depth of the wells and the location of the property. As of September 30, 2011, we had no material purchase obligations.

Off-Balance Sheet Arrangements – As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2011, we were not involved in any unconsolidated SPE transactions. We have no off-balance sheet arrangements.

Treasury Stock – At September 30, 2011 and December 31, 2010, we held no shares of treasury stock. During the nine months ended September 30, 2011, we purchased and retired approximately 332 thousand shares of our common stock. As of September 30, 2011 approximately 126 thousand shares remained available for repurchase under our repurchase program.

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

We have no debt outstanding at September 30, 2011. In April 2011, the previously announced rights offering closed and was fully subscribed for, and we issued 7.5 million shares of our common stock at the subscription price of $2.00 per share. The aggregate net proceeds to the Company from the sale of the shares were approximately $14.7 million. Proceeds from this rights offering will be used to acquire or invest in energy-based businesses, securities, working interests and other oil, natural gas and energy-related investments, properties, products and technologies, and may include those we already own interests in, as well as for general corporate purposes.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the Securities and Exchange Commission (“SEC”) are recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 (c)           The following table provides information about purchases by us during the three months ended September 30, 2011, of our Common Stock.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 through July 31, 2011	-	$-	-	457,939
August 1, 2011 through August 31, 2011	29,859	$2.11	29,859	428,080
September 1, 2011 through September 30, 2011	302,000	$2.50	331,859	126,080
Total	331,859	$2.46	331,859	126,080

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit

3.1	Restated Certificate of Incorporation of HKN, Inc. (filed as Exhibit 3.1 to HKN’s Form 10-K dated February 28, 2006, File No. 1-10262, and incorporated herein by reference).

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

HKN, Inc.
(Registrant)

Date: November 7, 2011	By:	/s/ Sarah B. Gasch
Sarah B. Gasch
Vice President and
Chief Financial Officer