Form 10-K
period 2011-12-31
HKN, Inc.
filed 2012-03-02
CIK 313478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☑ No

The aggregate market value of the voting Common Stock, par value $0.01 per share, held by non affiliates of the Registrant as of June 30, 2011 was approximately $19 million. For purposes of the determination of the above stated amount only, all directors, executive officers and 5% or more stockholders of the Registrant are presumed to be affiliates.

The number of shares of common stock, par value $0.01 per share, outstanding as of March 2, 2012 was 18,480,610.

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

PART I

ITEM 1. BUSINESS

Overview

Our business strategy is focused on enhancing value for our shareholders through the development of a well-balanced portfolio of assets in the energy industry. Currently, the majority of the value of our assets is derived from our wholly-owned subsidiary, BriteWater International, Inc. (“BWI”), our investment in publicly-traded common shares of Global Energy Development PLC (“Global”) and our notes receivable extended to Global. We consider these assets to be strategic for us, and our objective in 2012 is to build the value of our portfolio of assets through:

•	Identifying, developing and marketing applications for the BWI OHSOL technology
•	Pursuing opportunities to invest in or acquire undervalued assets or companies in the energy industry which we believe present significant near-term growth potential
•	Providing management expertise and/or additional capital for our portfolio assets to enhance their value and accelerate growth
•	Managing capital expenditures and selling, general and administrative costs

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

Oil and Gas Properties

Each year we evaluate our assets to determine which may have reached their full potential, do not have an expectation of near-term value enhancement or represent a disproportionate concentration of value in one asset and should be targeted for monetization. During 2011, we decided to divest of our oil and gas properties as a result of the favorable pricing environment in addition to increasing regulatory risk in the industry. As a result, in March 2011, we sold our interests in our Creole field, for net cash proceeds of approximately $7.5 million, and we also sold our interests in our Point-au-Fer, NW Speaks and Allen Ranch fields during April 2011. We sold our remaining Gulf Coast oil and gas properties for net cash proceeds of $18.8 million during the fourth quarter 2011.

As a result of these divestitures, all related oil and gas assets and liabilities and revenues and expenses are included as discontinued operations on the consolidated balance sheets and consolidated statements of operations, respectively, for all periods presented. The divestiture of these assets has given us the opportunity to redeploy capital into areas of the oil and gas industry which may generate greater value for our shareholders while bearing significantly lower operational and regulatory risks.

BriteWater International, Inc.

We have a wholly-owned subsidiary, BWI, which owns the patented oilfield emulsion breaking “OHSOL” technology. This is an environmentally-clean continuous process technology that can purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids, thereby reducing the environmental impact and operating costs of the disposition of residual fuels and waste materials while recovering valuable oil. This technology has been successfully tested by pilot plants tested in multiple refineries as well as a mobile OHSOL unit in a demonstration in Prudhoe Bay, Alaska, all of which proved the effectiveness of the OHSOL emulsion breaking technology to recover valuable hydrocarbons and reduce wastes. BWI is currently designing standardized OHSOL modules which can be used for both upstream and downstream applications in the oil and gas industry, including oil field and refinery emulsions and oil spill remediation. BWI also has an existing purpose-built plant which can be used to break emulsions found in weathered lagoon pits. BWI expects to deploy this plant to a location in North Africa or the Middle East during the second half of 2012.

BWI signed contracts during 2011 and 2012 which give it the right of first refusal for oilfield emulsions generated in certain fields on the Alaska North Slope (“ANS”). BWI’s wholly-owned subsidiary Arctic Star Alaska, Inc. (“Arctic Star”) has identified a location on the ANS on which it will locate one of its standardized plant designs. This plant will allow Arctic Star to recover saleable crude oil from oil field waste for sale into the market. Arctic Star anticipates that construction of the plant will begin during the second half of 2012.

International Energy Investment – Global Energy Development PLC

At December 31, 2011 and 2010, we held an investment in Global Energy Development PLC (“Global”) through our ownership of approximately 34% of Global’s ordinary shares. We account for our ownership of Global shares as a cost method investment. Global is a petroleum exploration and production company focused on Latin America. Global’s shares are traded on the Alternative Investment Market (“AIM”), a market operated by the London Stock Exchange.

On January 31, 2012, we executed a separate Loan Agreement ( “Loan”) with Global which carries a principal amount of $12 million.  The Loan is currently unsecured, but we can require Global to provide adequate collateral security in the event of a material adverse effect, determined at our sole discretion. The Loan is due and payable to us on or before September 30, 2013 and bears interest at 10.5% per annum. Accrued and unpaid interest on the outstanding principal amount is due and payable on the last day of each quarter, commencing March 31, 2012. Global also paid to us a 1.75% transaction fee of approximately $210 thousand.

During 2010, we issued a $5 million Senior Secured Loan and Security Agreement (“Global Note Receivable”) to Global which carries an interest rate of 10.5% and a maturity date of September 2012.  We extended this loan to Global in order to promote their development activities while earning a 10.5% annualized rate of return on our funds.  The loan is secured by Global’s oil-producing assets.  In addition to financing opportunities, we continue to monitor our investment in Global in order to identify opportunities for divesting of shares or making additional investments in the company.

Coalbed Methane Prospects – Indiana and Ohio

 We formerly were a party to two coalbed methane exploration and development agreements in Indiana and Ohio. The agreements provided for a phased delineation, pilot and development program with corresponding staged expenditures. Based on the current industry conditions, including low natural gas pricing, and our evaluation of the economic viability of this project, we determined to discontinue participation in these projects during the third quarter 2011. As a result, we terminated all rights to the prospect acreage and began the plugging and abandonment of the pilot wells. As of December 31, 2011, all remaining coalbed methane liabilities and expenses are included as discontinued operations on the consolidated balance sheets and consolidated statements of operations, respectively, for all periods presented.

Employees

At December 31, 2011, we had 16 employees. We have experienced no work stoppages or strikes as a result of labor disputes and consider relations with our employees to be satisfactory. We maintain group medical, dental, vision, and long-term disability and long-term care insurance plans for our employees.

ITEM 1A.  RISK FACTORS

Not applicable

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our corporate offices are located in Southlake, Texas. We have a lease for approximately 4,062 square feet in Southlake, Texas, which runs through April 2013. We also lease approximately 2,125 square feet of office space in Southlake for our wholly-owned subsidiary, BWI, which runs through August 2012.  In addition, we sublease approximately 1,764 square feet of office space in Southlake to a third-party.  This lease runs through April 2013. See “Liquidity and Capital Structure – Obligations, Contingencies and Commitments – Consolidated Contractual Obligations” contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3. LEGAL PROCEEDINGS

IRS Examination – During 2008, we received a proposed adjustment to our federal tax liability for the calendar year 2005.  The proposed adjustment relates to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserts that the Company recognized a gain for ACE purposes on the sale of the Global PLC stock in 2005.  In its proposed adjustment, the IRS alleged we owe approximately $3.6 million in tax for the year ended December 31, 2005. Penalties and interest calculated through December 31, 2011 in the amount of approximately $2.7 million could also be assessed. ASC 740, Income Taxes, prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. This guidance also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Utilizing the process outlined above, we have recorded an income tax contingency for this item, including interest and penalties, of $225 thousand in our consolidated financial statements based, in part, on a preliminary indication of a fair value assessment of the Global stock.

We filed a formal protest with the IRS Appeals Office during 2008 and a supplement to the written protest which included a third party valuation report supporting the basis of our recognized gain recorded for ACE purposes during April 2009. In February 2011, the IRS requested and we agreed to extend the statute of limitations to April 2012. Also during 2011, the IRS prepared and sent an internal memorandum outlining its position regarding the basis of our gain recorded for ACE purposes. In response, HKN completed and finalized an additional third party valuation study as well as a rebuttal of the IRS internal memorandum, both of which provide additional support for our position. During February 2012, we reached a tentative agreement with the IRS to settle this issue for approximately $200 thousand.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Beginning March 1991 until June 2007, our common stock was listed on the American Stock Exchange and traded under the symbol HEC. In June 2007, the trading symbol of our common stock was changed to the symbol HKN. The American Stock Exchange was acquired by NYSE Euronext during 2008 and renamed NYSE Amex. Our common stock is currently traded on this exchange under the symbol HKN.  At December 31, 2011, there were 467 holders of record of our common stock.

The following table sets forth, for the periods indicated, the reported high and low closing sales prices of our common stock on the American Stock Exchange Composite Tape.

		Prices
		High	Low

2010 --	First Quarter	$3.72	$2.90

	Second Quarter	5.72	2.91

	Third Quarter	3.65	2.80

	Fourth Quarter	4.20	3.25

2011 --	First Quarter	$4.20	$2.90

	Second Quarter	3.14	1.94

	Third Quarter	2.55	1.85

	Fourth Quarter	2.92	2.00

Dividends

We have not paid any cash dividends on common stock since our organization, and we do not contemplate that any cash dividends will be paid on shares of our common stock in the foreseeable future. Dividends may not be paid to holders of common stock prior to all dividend obligations related to our Series G1 preferred stock and Series G2 preferred stock being satisfied.

For discussion of dividends paid to holders of our preferred stock and the terms of our preferred stock outstanding, see "Payments of Preferred Stock Dividends and Preferred Stock Redemptions" contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Equity Compensation Plans

We have no equity compensation plans. There are no shares currently authorized for issuance related to equity compensation.

Information on Share Repurchases

We had no additional purchases of our common stock by us pursuant to our previously announced share repurchase program during the three months ended December 31, 2011. As of December 31, 2011 we had 126,080 shares remaining that may be purchased under this program.

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

BUSINESS OVERVIEW

Our business strategy is focused on enhancing value for our shareholders through the development of a well-balanced portfolio of assets in the energy industry. Currently, the majority of the value of our assets is derived from our wholly-owned subsidiary, BriteWater International, Inc. (“BWI”), our investment in publicly-traded common shares of Global Energy Development PLC (“Global”) and our notes receivable extended to Global. We consider these assets to be strategic for us, and our objective in 2012 is to build the value of our portfolio of assets through:

•	Identifying, developing and marketing applications for the BWI OHSOL technology
•	Pursuing opportunities to invest in or acquire undervalued assets or companies in the energy industry which we believe present significant near-term growth potential
•	Providing management expertise and/or additional capital for our portfolio assets to enhance their value and accelerate growth
•	Managing capital expenditures and selling, general and administrative costs

2011 Recap and 2012 Outlook

Each year we evaluate our assets to determine which may have reached their full potential, do not have an expectation of near-term value enhancement or represent a disproportionate concentration of value in one asset and should be targeted for monetization. During 2011, we decided to divest of our oil and gas properties as a result of the favorable pricing environment in addition to increasing regulatory risk in the industry. As a result, in March 2011, we sold our interests in our Creole field, for net cash proceeds of approximately $7.5 million, and we also sold our interests in our Point-au-Fer, NW Speaks and Allen Ranch fields during April 2011.

We sold our remaining Gulf Coast oil and gas properties for net cash proceeds of $18.8 million during the fourth quarter 2011. As a result, all related oil and gas assets and liabilities and revenues and expenses are included as discontinued operations on the consolidated balance sheets and consolidated statements of operations, respectively, for all periods presented. The divestiture of these assets has given us the opportunity to redeploy capital into areas of the oil and gas industry which may generate greater value for our shareholders while bearing significantly lower operational and regulatory risks.

Investment in BriteWater International, Inc.

During 2011, HKN and Quadrant Management, Inc. (“Quadrant”), a related party, entered into a Securities Exchange Agreement pursuant to which HKN agreed to purchase all outstanding units of BWI over several months. During 2011, HKN purchased the remaining 47.91%  outstanding units of BWI in exchange for the issuance of 1,286,223 restricted shares of our common stock. Thus, at December 31, 2011, we owned 100% of BWI and directed their operations.

BWI is currently designing standardized OHSOL modules which can be used for both upstream and downstream applications in the oil and gas industry, including oil field and refinery emulsions and oil spill response. BWI also has an existing purpose-built plant which can be used to break emulsions found in weathered lagoon pits. BWI expects to deploy this plant to a location in North Africa or the Middle East during the second half of 2012.

BWI signed contracts during 2011 and 2012 which give it the right of first refusal for oilfield emulsions generated in certain fields on the Alaska North Slope (“ANS”). BWI’s wholly-owned subsidiary Arctic Star Alaska, Inc. (“Arctic Star”), has identified a location on the ANS on which it will locate one of its standardized plant designs. This plant will allow Arctic Star to recover saleable crude oil from oil field waste for sale into the market. Arctic Star anticipates that construction of the plant will begin during the second half of 2012.

Investment in Global

Global Notes Receivable - We hold approximately 34% of the outstanding shares of Global, a publicly-traded oil and gas company listed on the AIM on the London Stock Exchange. Global is a Latin America focused petroleum exploration and production company with assets in Colombia and Peru.  During 2010, we issued a $5 million Senior Secured Loan and Security Agreement (“Global Note Receivable”) to Global which carries an interest rate of 10.5% and a maturity date of September 2012.  We extended this loan to Global in order to promote their development activities while earning a 10.5% annualized rate of return on our funds.  The loan is secured by Global’s oil-producing assets.  In addition to financing opportunities, we continue to monitor our investment in Global in order to identify opportunities for divesting of shares or making additional investments in the company.

On January 31, 2012, we executed a separate Loan Agreement (“Loan”) with Global which carries a principal amount of $12 million.  The Loan is currently unsecured, but we can require Global to provide adequate collateral security in the event of a material adverse effect, determined at our sole discretion. The Loan is due and payable to us on or before September 30, 2013 and bears interest at 10.5% per annum. Accrued and unpaid interest on the outstanding principal amount is due and payable on the last day of each quarter, commencing March 31, 2012. Global also paid to us a 1.75% transaction fee of approximately $210 thousand.

Mandatory Offer - During August 2011, pursuant to the rules of the AIM, HKN elected to make an offer for Global shares at a price of 72 pence per share. The offer commenced on September 9, 2011 and closed on September 30, 2011. At the closing date of the offer, 233 thousand shares were tendered for $266 thousand, increasing our ownership from 33.25% to 33.88%.

Rights Offering

In April 2011, the previously announced rights’ offering closed and was fully subscribed for, and we issued 7.5 million shares of our common stock at the subscription price of $2.00 per share. The aggregate net proceeds to the Company from the sale of the shares were approximately $14.7 million. Proceeds from this rights offering will be used to invest in or develop energy-related businesses, working interests, investments, properties, products and technologies, as well as for general corporate purposes.

We continue to have access to capital, and we have a cash balance of approximately $43 million at December 31, 2011. We anticipate our cash on hand and other capital resources will adequately fund our planned capital expenditures and other capital uses over the near-term.

Capital Deployment Update

During 2011, we continued to deploy assets into energy-based opportunities to build value and/or cash flow as follows:

▪	We deployed capital expenditures of $549 thousand related to the development of the BWI plants.

▪
We extended the term of our financing loan to Global by one year in order to promote the development activities of Global while also earning a 10.5% annualized rate of return on our funds during the remaining term of the loan.

▪	We purchased the remaining 47.91% of BWI in exchange for 1,286,223 shares of our common stock, bringing our ownership interest in BWI to 100% at December 31, 2011.

▪	We deployed capital expenditures of $1.2 million related to projects necessary to improve the marketability of our oil and gas properties, which were sold during 2011.

Investment in BriteWater International, Inc.

We have a wholly-owned interest in BWI, a company with a patented oilfield emulsion breaking “OHSOL” technology. This environmentally clean process can be used to purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids and to reduce the environmental impact for disposition of residual fuels and waste materials.

In 2011, we increased our ownership in BWI from 52.09% up to 100%, which resulted in BWI becoming a wholly-owned subsidiary of HKN. We consolidate the assets and liabilities of BWI and their results of operations in our consolidated financial statements. We continue to work with the BWI management team to develop commercial applications and related business development plans for the OHSOL technology, a process under which oilfield emulsions may be broken into oil, water, and solids, and we have begun the planning and design phase for two new plants which will utilize this technology.

Investment in Global

Our non-current available-for-sale investment consists of our ownership of approximately 34% of Global’s outstanding ordinary shares. At December 31, 2011 and 2010, our investment in Global was equal to the market value of Global’s ordinary shares as follows (in thousands, except for the share amounts):

	December 31, 2011	December 31, 2010

Shares of Global Stock held by HKN	12,126,768	11,893,463

Closing price of Global Stock	£1.06	£1.09

Foreign Currency Exchange Rate	1.5490	1.5524

Market Value of Investment in Global	$19,913	$20,136

The foreign currency translation adjustment of approximately $6 thousand and the unrealized loss on investment of $482 thousand for these changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the year ended December 31, 2011.

Global’s asset base and financial information continue to be strong; therefore we intend to hold our shares of Global until we believe the market price more accurately reflects the value of its operations and asset base.

Gulf Coast Oil and Gas Properties

During 2011, we sold all of our remaining operated and non-operated oil and gas properties located along the onshore and offshore Texas and Louisiana Gulf Coast. As a result, all related oil and gas assets and liabilities and revenues and expenses are included as discontinued operations on the consolidated balance sheets and consolidated statements of operations, respectively, for all periods presented.

The following table identifies our properties and their effective sale dates through December 31, 2011:

Oil and Gas Property	Effective Sale Date

Main Pass, Plaquemines Parish – Louisiana	October 2011
Lake Raccourci Field, Lafourche Parish – Louisiana	September 2011
East Lake Verret, Assumption Parish – Louisiana	September 2011
Branville Bay Field, St. Bernard Parish – Louisiana	September 2011
Lapeyrouse Field, Terrebonne Parish – Louisiana	September 2011
Point-a-la-Hache Field, Plaquemines Parish – Louisiana	September 2011
Creole Field, Terrebonne Parish – Louisiana	February 2011
Point-au-Fer Field, Terrebonne Parish – Louisiana	April 2011
NW Speaks Field, Lavaca County – Texas	April 2011
Allen Ranch Field, Colorado County – Texas	April 2011
Raymondville Field, Willacy County – Texas	March 2010

Coalbed Methane Prospects – Indiana and Ohio

We formerly were a party to two coalbed methane exploration and development agreements in Indiana and Ohio. The agreements provided for a phased delineation, pilot and development program with corresponding staged expenditures. Based on the current industry conditions, including low natural gas pricing, and our evaluation of the economic viability of this project, we determined to discontinue participation in these projects during the third quarter 2011. As a result, we terminated all rights to the prospect acreage and began the plugging and abandonment of the pilot wells. As of December 31, 2011, all remaining coalbed methane liabilities and expenses are included as discontinued operations on the consolidated balance sheets and consolidated statements of operations, respectively, for all periods presented.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

Our consolidated financial statements have been prepared in accordance with U.S. GAAP which requires us to use estimates and make assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Our estimates and assumptions are based on historical experience, industry conditions and various other factors which we believe are appropriate. Actual results could vary significantly from our estimates and assumptions as additional information becomes known. We have identified the following accounting estimates and assumptions critical to our financial statements:

Investment in Global – Under normal circumstances, we would account for our investment in Global as an equity method investment due to our ownership percentage of 34%. However, we do not have the ability to exercise significant influence over Global and cannot comply with the requirements of the equity method because we cannot induce Global to provide financial information prepared under U.S. GAAP on a quarterly basis.  As a result, we account for Global using the cost method basis.

BriteWater Impairment Evaluation– We review our intangible assets, consisting of patents acquired in connection with our investment in BWI, and our long-lived assets, consisting of BWI’s weathered lagoon plant, on an annual basis as well as when events or changes in circumstances indicate the carrying amount of the intangible assets may not be fully recoverable. Recoverability is measured by a comparison of the carrying value of the intangible asset over its fair value. Any excess of the carrying value of the intangible asset over its fair value is recognized as an impairment loss. The estimated fair value is determined based on a discounted cash flow model, which incorporates internal estimates of future revenues and costs and their expected timing. The actual results may vary significantly from these estimates once the BWI assets are placed into service.

RESULTS OF OPERATIONS

The following is our discussion and analysis of significant components of our operations which have affected our operating results and balance sheet during the years ended December 31, 2011 and 2010 included in the accompanying consolidated financial statements.

Results of Continuing Operations for the Year Ended December 31, 2011 Compared to December 31, 2010

Our loss from continuing operations increased from $1.9 million in 2010 to $3.5 million in 2011. The majority of the increase was due to increased selling, general and administrative expenses in the current year, as well as the gain on the sale of our investment in Spitfire Energy common shares in the prior year period. We sold our oil and gas properties, which have been removed from operations as a discontinued business for all periods presented, late in 2011. We are actively working to develop our BWI segment in order to begin generating operating revenues during 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 16% from $3.8 million for 2010 to $4.4 million for 2011 primarily due to increases in professional fees related to legal and consulting expenses in connection with the Global mandatory offer and the IRS tax examination. Our selling, general and administrative expenses may increase in future periods as we dedicate additional resources to the commercial development of BWI. However, we will continue to monitor and minimize our controllable costs.

Interest and Other Income - Affiliates

Interest and other income from affiliates increased from $267 thousand in 2010 to $528 thousand in 2011, primarily as a result of interest earned for an entire year on the Global Note Receivable, which originated in September 2010. The prior year period also included a $60 thousand origination fee related to the origination of the Global Note Receivable and $59 thousand in sublease income received from Global.

Interest and Other Income

Interest and other income decreased 49% from $98 thousand in 2010 to $50 thousand in 2011, primarily as a result of decreased interest income received due to a lower average rate of return on our cash balances held during 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased 22% in 2011 primarily due to a decrease in BWI patent amortization as a result of additional amortization for prior periods which was taken in 2010.

Gain on Sale of Investment

During 2010, we recognized a gain of $1.9 million related to the sale of our remaining investment in Spitfire Energy of 9.9 million common shares. We did not recognize any similar gains or losses during 2011.

Income Tax Benefit

We recognized an income tax benefit of $573 thousand during 2011 due to the reversal of the deferred tax liability upon BWI being consolidated for tax purposes due to our 100% ownership as of December 31, 2011. We also recognized an income tax benefit of $20 thousand during 2010 due to the reversal of a deferred tax liability related to the Texas Margin Tax.

Income from Discontinued Operations

Our income from discontinued operations increased slightly from $1.7 million for the year ended December 31, 2010 to $1.9 million for the year ended December 31, 2011. Although we experienced increased commodity prices compared to the prior year, this was offset by lower oil and gas volumes due to the sale of properties throughout 2011, resulting in an overall decrease in revenues from discontinued operations of 9%  from $11.2 million in 2010 to $10.2 million in 2011. However, this was offset by a decrease in our oil and gas operating expense, which fell 8%, decreasing from approximately $7.8 million during 2010 to $7.2 million during 2011. In addition, also as a result of the lower volumes and the sales of our properties, depreciation and accretion expense decreased from $3.0 million in 2010 to $2.4 million in 2011.

Loss on Disposal of Discontinued Operations

We recognized a loss of $1.7 million on the sales of our remaining Gulf Coast oil and gas properties during the fourth quarter 2011.

Accrual of Dividends Related to Preferred Stock

All of our preferred stock issues contain dividend provisions. Dividends related to all of our preferred stock are cumulative and may be paid in cash or common stock at our option, depending on the respective preferred agreement. We accrue the dividends at their cash liquidation value and reflect the accrual of dividends as a reduction to net income (loss) to arrive at net income (loss) attributed to common stock. Accrual of dividends related to preferred stock for each of the two years ended December 31, are as follows:

	2011	2010

Series G1	$8,000	$8,000

Series G2	8,000	8,000

Total	$16,000	$16,000

Payments of Preferred Stock Dividends and Preferred Stock Redemptions

At December 31, 2011 and 2010 the following shares of our Preferred Stock issuances were outstanding:

	2011	2010

Series G1	1,000	1,000

Series G2	1,000	1,000

Total	2,000	2,000

Payment of Preferred Stock Dividends -- During both 2011 and 2010, we paid the accrued dividends related to the Series G1 and Series G2 preferred stock with shares of our common stock and issued 148 shares of our common stock as payment for the accrued dividends. The difference between the fair value of the shares of our common stock and the carrying value of the dividend liability, net of withholding taxes paid on behalf of the preferred shareholders, is considered a debt extinguishment gain of $16 thousand and $15 thousand in 2011 and 2010, respectively, and is reflected as a gain on payments of dividends of preferred stock as an increase to net income (loss) to arrive at net income (loss) attributed to common stock. The net effect of these payments of preferred stock dividends for the two years ended December 31 is as follows:

	2011	2010

Series G1	$8,000	$8,000

Series G2	8,000	7,000

Total	$16,000	$15,000

LIQUIDITY AND CAPITAL STRUCTURE

Financial Condition

	December 31,	December 31,
(Thousands of dollars)	2011	2010

Current ratio	22.84 to 1	3.97 to 1

Working capital (1)	$47,096	$37,550

Total debt	$-	$-

Total cash less debt	$43,431	$4,815

Total stockholders' equity	$75,242	$65,112

Total liabilities to equity	0.04 to 1	0.22 to 1

(1) Working capital is the difference between current assets and current liabilities.

The increase in our working capital as of December 31, 2011 as compared to December 31, 2010 is primarily due to the decrease in our current liabilities compared to the prior year due to the sale of our oil and gas properties and their associated liabilities in 2011.

Proceeds from the rights offering along with proceeds from our oil and gas property divestitures will be used to acquire or invest in energy-based businesses, securities, working interests and other oil, natural gas and energy-related investments, properties, products and technologies, which may include those we already own interests in, to assist in the development of projects to commercialize the OHSOL technology, as well as for general corporate purposes.

We used approximately $549 thousand for capital expenditures during 2011, the majority of  which were  for capitalized general and administrative costs that are directly related to BWI plants currently under development. We also deployed capital expenditures of $1.2 million related to projects necessary to improve the marketability of our oil and gas properties which were sold during 2011.

We had a cash balance of approximately $43.4 million at December 31, 2011. We anticipate this cash balance on hand will adequately fund our 2012 operating cash flow and other capital resources, if needed, our planned capital expenditures and other investing activity.

We may continue to deploy cash to acquire or invest in energy-related businesses, securities, or for discretionary capital expenditures. We may seek to raise financing through the issuance of equity, debt and convertible debt instruments, if needed, for utilization of acquisition, development or investment opportunities as they arise. We may also reduce our ownership interests in any of our investments through strategic sales under certain conditions.

At December 31, 2011, if our remaining convertible preferred stock were converted we would be required to issue the following amounts of our common stock:

		Shares of Common
		Stock Issuable at
Instrument	Conversion Price (a)	December 31, 2011

Series G1 Preferred	$280.00	357

Series G2 Preferred	$67.20	1,488

Common Stock Potentially Issued Upon Conversion		1,845

(a) Certain conversion prices are subject to adjustment under certain circumstances.

Significant Ownership of our Stock

As of December 31, 2011, Brean Murray Carret Group Inc. (“Brean”) beneficially owned approximately 56.99% of the combined voting power of our outstanding common stock. This entity is beneficially owned by Wayne Quasha through the AQ, JQ, and WQ Trusts. Mr. Alan Quasha, Chairman of the Board of Directors of HKN, is the brother of Wayne Quasha, who is deemed the beneficial owner of Brean, but Mr. Alan Quasha disclaims any beneficial ownership of these shares. Brean is in a position to exercise significant influence over the election of our Board of Directors and other matters.

Cash Flows

Net cash flow provided by operating activities during the year ended December 31, 2011 was $430 thousand, as compared to $2.4 million in the prior year period. Net cash used by continuing operations decreased slightly from $1.8 million to $1.7 million, while cash provided by discontinued operations decreased from $4.2 million to $2.1 million, primarily due to the property sales during 2011. Our cash on hand at December 31, 2011 totaled approximately $43.4 million.

           Net cash provided by investing activities during the year ended December 31, 2011 was $24.3 million, as compared to cash used of  $4.8 million in the prior year period. The largest component of this increase was the cash generated by discontinued operations of $25.1 million which was comprised of net sales proceeds from our remaining oil and gas properties during 2011 of $26.3 million, reduced by capital expenditures for these properties of $1.2 million. We used $596 thousand for investing activities of our continuing operations during the 2011 period primarily for capitalized selling, general and administrative costs directly related to BWI plants currently under development. We also used $266 thousand to purchase 233 thousand shares of Global in the current year. The 2010 cash flows from investing activities of continuing operations contained $3.3 million in proceeds from the sale of our Spitfire investment and $5 million of cash used to fund the Global Note Receivable. Discontinued operations used cash of $2.9 million during 2010 primarily related to capital expenditures for our oil and gas properties.

We had cash provided by financing activities during the year ended December, 2011 of $13.9 million of which $14.7 million was related to the rights offering offset by treasury stock repurchases of $819 thousand while 2010 had $272 thousand of cash used by financing activities for treasury stock repurchases. The prior year also contained $469 thousand in cash provided from a rights offering consummated by BWI in the prior year.

Obligations, Contingencies and Commitments

BWI Contingency – In 2009, BWI recorded a contingent liability of $800 thousand for an obligation which may be payable upon the conclusion of certain performance events related to BWI’s equipment. There were no changes to the BWI liability recorded during the year ended December 31, 2011.

IRS Examination – During 2008, we received a proposed adjustment to our federal tax liability for the calendar year 2005.  The proposed adjustment relates to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserts that the Company recognized a gain for ACE purposes on the sale of the Global PLC stock in 2005.  In its proposed adjustment, the IRS alleged we owe approximately $3.6 million in tax for the year ended December 31, 2005. Penalties and interest calculated through December 31, 2011 in the amount of approximately $2.7 million could also be assessed. ASC 740, Income Taxes, prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. This guidance also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Utilizing the process outlined above, we have recorded an income tax contingency for this item, including interest and penalties, of $225 thousand in our consolidated financial statements based, in part, on a preliminary indication of a fair value assessment of the Global stock.

We filed a formal protest with the IRS Appeals Office during 2008 and a supplement to the written protest which included a third party valuation report supporting the basis of our recognized gain recorded for ACE purposes during April 2009. In February 2011, the IRS requested and we agreed to extend the statute of limitations to April 2012. Also during 2011, the IRS prepared and sent an internal memorandum outlining its position regarding the basis of our gain recorded for ACE purposes. In response, HKN completed and finalized an additional third party valuation study as well as a rebuttal of the IRS internal memorandum, both of which provide additional support for our position. During February 2012, we reached a tentative agreement with the IRS to settle this issue for approximately $200 thousand.

Environmental Contingencies – The Environmental Protection Agency (“EPA”) visited our Main Pass facility and issued a report during April 2008 which detailed minor housekeeping violations, several of which were corrected during the course of the inspection. We responded to this report during June 2008 with explanations of how each violation was fully remediated. During May 2010, we received a follow-up letter from the EPA requesting a meeting to discuss our June 2008 response. We held a meeting with the EPA during July 2010 to discuss a settlement and we received a settlement proposal from EPA in the fourth quarter 2011 of $28 thousand, which we have recorded in our consolidated financial statements and was paid in the first quarter 2012.

Operational Contingencies – Our discontinued operations consisting of the exploration, development and production of oil and gas assets were subject to various federal and state laws and regulations designed to protect the environment. Compliance with these regulations was part of our day-to-day operating procedures. Infrequently, accidental discharge of such materials as oil, natural gas or drilling fluids can occur and such accidents can require material expenditures to correct. We maintained levels of insurance we believed to be customary in the industry to limit our financial exposure.

Threatened litigation - Pursuant to a Purchase and Sale Agreement (“PSA”) dated as of November 17, 2011 between our subsidiary XPLOR Energy SPV-I, Inc. (“XPLOR”) and Texas Petroleum Investment Company (“TPIC”), we sold to TPIC our oil and gas production assets and related operations at our Main Pass 35 field.  The closing of the transaction occurred on November 17, 2011 but was effective as of October 1, 2011.  On November 21, 2011, TPIC informed us that they had discovered defects in the salt water disposal system at Main Pass resulting in a salt water spill in the Gulf of Mexico, which spill had been reported to regulatory authorities.

TPIC has asserted a claim in the amount of approximately $1.5 million against XPLOR for costs, fees and damages that TPIC allegedly incurred or suffered as a result of the alleged salt water system defects and in relation to repairing the facilities.  Although due to the inherent uncertainties of threatened litigation, we cannot accurately predict the ultimate outcome of the matter, at December 31, 2011, we did not record a contingency related to TPIC’s allegations as we do not currently believe that it is probable that HKN or XPLOR would be responsible for the costs, fees and damages incurred by TPIC as a result of the salt water disposal incident or third party or governmental claims, if any, resulting therefrom.  We intend to vigorously defend any assertions related to the above alleged incident.  The range of estimated loss related to the current threatened ligation by TPIC is currently estimated not to exceed $1.5 million.

As of December 31, 2011, we had no material purchase obligations.

Consolidated Contractual Obligations – The following table presents a summary of our consolidated contractual obligations and commercial commitments as of December 31, 2011 (in thousands):

	Payments Due by Period
Contractual Obligations	2012	2013	2014	2015	Therafter	Total

Office Leases	$215	$59	$-	$-	$-	$274

Total Contractual Cash Obligations	$215	$59	$-	$-	$-	$274

Off-Balance Sheet Arrangements - As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2011, we were not involved in any unconsolidated SPE transactions and we have no off-balance sheet arrangements.

Treasury Stock - At December 31, 2011 and 2010, we held no shares of treasury stock. During the years ended December 31, 2011 and 2010, we purchased and retired approximately 332 thousand shares and 72 thousand shares, respectively, of our common stock. As of December 31, 2011, approximately 126 thousand shares remained available for repurchase under our repurchase program.

Adequacy of Capital Sources and Liquidity

We believe that we will have the ability to provide for our operational needs, our planned capital expenditures and possible investments through projected operating cash flow and cash on hand. Our operating cash flow has been adversely affected by the sale of our oil and gas properties as well as the fact that BWI has not begun generating revenue. To address this challenge, we continue to minimize our controllable costs and generate low-risk interest income until BWI begins revenue generation. We expect to generate revenues from our BWI segment by the end of 2012. Should projected operating cash flow not materialize, we may reduce BWI capital expenditures and future investments and/or consider the issuance of debt, equity and convertible debt instruments, if needed, for utilization in BWI’s planned capital expenditures and new energy-based investment opportunities. All of our BWI capital expenditures are purely discretionary and may be curtailed or delayed at any time. We may also reduce our ownership interest in Global’s common shares through strategic sales under certain conditions.

We had no debt outstanding at December 31, 2011. If we seek to raise other equity or debt financing to fund capital expenditures or other acquisition and development opportunities, those transactions may be affected by the market value of our common stock.  If the price of our common stock declines, our ability to utilize our stock either directly or indirectly through convertible instruments for raising capital could be negatively affected. Further, raising additional funds by issuing common stock or other types of equity securities could dilute our existing stockholders, which dilution could be substantial if the price of our common stock decreases. Any securities we issue may have rights, preferences and privileges that are senior to our existing equity securities. Borrowing money may also involve pledging some or all of our assets.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements appear on pages 20 through 42 in this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
HKN, Inc.

We have audited the accompanying consolidated balance sheets of HKN, Inc., and subsidiaries (collectively, the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HKN, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ HEIN & ASSOCIATES LLP
Dallas, Texas
March 2, 2012

HKN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	December 31,	December 31,
	2011	2010
Assets

Current Assets:
Cash and cash equivalents	$43,431	$4,815
Accounts receivable, net	147	-
Note receivable - affiliates	5,000	5,000
Assets of discontinued operations	465	40,107
Prepaid expenses and other current assets	209	262
Total Current Assets	49,252	50,184

Construction in progress - OHSOL plants	631	83
Weathered lagoon plant	6,236	6,236
Office equipment and other	762	723
Accumulated depreciation	(675)	(617)
Total Property and Equipment, net	6,954	6,425

Intangible assets, net	2,078	2,302
Investment in Global	19,913	20,136
Other assets	1	72
Total Assets	$78,198	$79,119

Liabilities and Stockholders' Equity

Current Liabilities:
Trade payables	$-	$60
Liabilities of discontinued operations	1,392	12,082
Accrued liabilities and other	539	267
Income tax contingency	225	225
Total Current Liabilities	2,156	12,634

Deferred income taxes	-	573
BWI contingency	800	800
Total Liabilities	2,956	14,007

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Series G1 preferred stock, $1.00 par value; $100,000 liquidation value; 700,000 shares authorized; 1,000 shares outstanding	1	1
Series G2 preferred stock, $1.00 par value; $100,000 liquidation value; 100,000 shares authorized; 1,000 shares outstanding	1	1
Common stock, $0.01 par value; 24,000,000 shares authorized; 18,480,610 and 10,026,098 shares issued and outstanding, respectively	185	100
Additional paid-in capital	456,055	438,967
Accumulated deficit	(391,003)	(388,039)
Accumulated other comprehensive income	10,003	10,491
Total HKN, Inc. Stockholders’ Equity	75,242	61,521
Noncontrolling interest	-	3,591
Total Stockholders' Equity	75,242	65,112
Total Liabilities and Stockholders' Equity	$78,198	$79,119

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

HKN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for share and per share amounts)

	Year Ended December 31,
	2011	2010

Revenues:
Total revenues	$-	$-

Costs and expenses:
Selling, general and administrative expenses	4,372	3,754
Total costs and expenses	4,372	3,754

Other income and (expenses):
Depreciation and amortization	(286)	(370)
Interest and other income - affiliates	528	267
Interest and other income	50	98
Gain on sale of investment	-	1,887
Income tax benefit	573	20
Equity in losses of Spitfire	-	(20)
Total other income and (expenses)	865	1,882

Loss from continuing operations	(3,507)	(1,872)
Loss on disposal of discontinued operations	(1,703)	-
Income from discontinued operations	1,919	1,680
Net loss	(3,291)	(192)
Net loss attributable to noncontrolling interests	327	798
Net income (loss) attributable to HKN, Inc. stockholders	(2,964)	606
Accrual of dividends related to preferred stock	(16)	(16)
Gain on payments of dividends of preferred stock	16	15
Net income (loss) attributed to common stock	$(2,964)	$605
Loss per common share from continuing operations	$(0.20)	$(0.11)
Income per common share from discontinued operations	0.01	0.17
Net income (loss) per common share, basic and diluted	$(0.19)	$0.06
Weighted average common shares outstanding:
Basic and diluted	16,012,956	9,696,047

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

HKN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Preferred Stock		Common	Additional Paid-In	Treasury	Noncontrolling	Accumulated	Accumulated Other Comprehensive
	G1	G2	Stock	Capital	Stock	Interest	Deficit	Income	Total

Balance, December 31, 2009	$1	$1	$96	$437,877	$-	$5,287	$(388,644)	$3,213	$57,831

Issuance of restricted shares related to investment	-	-	5	1,372	-	-	-	-	1,377
Issuance of membership units in BWI	-	-	-	(10)	-	479	-	-	469
Exercise of BWI put option	-	-	-	-	-	(1,377)	-	-	(1,377)
Accrual of preferred stock dividends	-	-	-	-	-	-	(16)	-	(16)
Issuance of preferred stock dividends	-	-	-	-	-	-	15	-	15
Treasury stock repurchase	-	-	-	-	(272)	-	-	-	(272)
Treasury stock retirements	-	-	(1)	(271)	272	-	-	-	-
Equity in stock repurchases by Spitfire	-	-	-	(1)	-	-	-	-	(1)
Comprehensive income:
Net income							606	-
Unrealized holding gain on available for sale investments								8,467
Unrealized foreign currency loss								(1,189)
Total comprehensive income									7,884
Noncontrolling interest in investment	-	-	-	-	-	(798)	-	-	(798)
Balance, December 31, 2010	$1	$1	$100	$438,967	$-	$3,591	$(388,039)	$10,491	$65,112

Issuance of restricted shares related to investment	-	-	13	3,232	-	(3,264)	-	-	(19)
Issuance of shares related to the rights offering, net of costs	-	-	75	14,672	-	-	-	-	14,747
Accrual of preferred stock dividends	-	-	-	-	-	-	(16)	-	(16)
Issuance of preferred stock dividends	-	-	-	-	-	-	16	-	16
Treasury stock repurchase	-	-	-	-	(819)	-	-	-	(819)
Treasury stock retirements	-	-	(3)	(816)	819	-	-	-	-
Comprehensive loss:
Net loss							(2,964)	-
Unrealized holding loss on available for sale investments								(482)
Unrealized foreign currency loss								(6)
Total comprehensive loss									(3,452)
Noncontrolling interest in investment	-	-	-	-	-	(327)	-	-	(327)
Balance, December 31, 2011	$1	$1	$185	$456,055	$-	$-	$(391,003)	$10,003	$75,242

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

HKN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(3,291)	$(192)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	286	370
Income tax benefit	(573)	(20)
Loss on disposal of discontinued operations	1,703	-
Equity in losses of Spitfire	-	20
Realized gain from sale of Spitfire shares	-	(1,887)
Change in operating assets and liabilities:
Increase (decrease) in accounts receivable	(147)	37
Decrease (increase) in prepaid assets and other	124	(122)
Increase (decrease) in trade payables and other	213	(43)
Net cash from continuing operations	(1,685)	(1,837)
Net cash from discontinued operations	2,115	4,218
Net cash provided by operating activities	430	2,381

Cash flows from investing activities:
Capital expenditures	(596)	(191)
Purchase of Global shares	(266)	-
Net proceeds from sales of assets	5	-
Investing activities of discontinued operations, including net proceeds from the sale of oil and gas assets of $26.3 million	25,134	(2,855)
Proceeds from sale of Spitfire common shares	-	3,253
Issuance of note receivable to Global	-	(5,000)
Net cash provided by (used in) investing activities	24,277	(4,793)

Cash flows from financing activities:
Issuance costs for shares issued in BWI acquisition	(19)	-
Proceeds from rights offering, net of costs	14,747	-
Proceeds from note payable	-	427
Principal payments on note payable	-	(427)
Proceeds from BWI rights offering	-	469
Purchase and retirement of treasury stock	(819)	(272)
Net cash provided by financing activities	13,909	197

Net increase (decrease) in cash and cash equivalents	38,616	(2,215)
Cash and cash equivalents at beginning of period	4,815	7,030
Cash and cash equivalents at end of period	$43,431	$4,815

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

HKN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HKN, Inc. (“HKN”) (a Delaware Corporation) is a company engaged in the development of a portfolio of assets in the energy industry. Currently, the majority of the value of our assets is derived from our wholly-owned subsidiary BriteWater International, Inc. (“BWI”), our ownership in publicly-traded common shares of Global Energy Development PLC (“Global”) and our notes receivable extended to Global.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and such differences could be material. Certain prior year amounts have been reclassified to conform with the 2011 presentation.

Principles of Consolidation - The consolidated financial statements include the accounts of all companies that we, through our direct or indirect ownership or share holding, were provided the ability to control the operating policies and procedures. All significant intercompany balances and transactions have been eliminated.

During 2011, HKN and Quadrant Management, Inc. (“Quadrant”), a related party, entered into a Securities Exchange Agreement pursuant to which HKN agreed to purchase all outstanding units of BWI over several months. As a result, HKN purchased the remaining 47.91% of the outstanding units of BWI in exchange for the issuance of 1,286,223 restricted shares of our common stock. Thus, at December 31, 2011, we owned 100% of BWI and directed their operations. We consolidate the assets and liabilities of BWI and their results of operations in our consolidated financial statements.

As of December 31, 2011, we owned less than a majority of the common shares of Global and did not possess the legal power to direct their operating policies and procedures. We have concluded that Global was not a VIE as defined by the FASB at December 31, 2011.

Statement of Cash Flows - For purposes of the consolidated statements of cash flows, we consider all highly liquid investments and treasury bills purchased with an original maturity of three months or less to be cash equivalents. We paid $7 thousand for interest during 2010, and no interest was paid in 2011.

Concentrations of Credit Risk - Although our cash and cash equivalents and accounts receivable are exposed to potential credit loss, we do not believe such risk to be significant. Cash and cash equivalents include investments in money markets placed with highly rated financial institutions. Our accounts receivable are not trade receivables and do not represent a significant credit risk.

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are customer obligations due under normal trade terms. We had no trade receivables at December 31, 2011 and 2010. We had other accounts receivable of $147 thousand at December 31, 2011.

Senior management reviews accounts receivable to determine if any receivables will potentially be uncollectible. We include provisions for any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. However, actual write-offs could exceed the recorded allowance. We did not record any allowance for doubtful accounts related to our accounts receivable at December 31, 2011.

Comprehensive Income (Loss) - Comprehensive income (loss) includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Our total comprehensive income (loss) is as follows (in thousands):
	Years Ended December 31,
	2011	2010

Net income (loss) attributable to HKN	$(2,964)	$606
Foreign currency translation adjustment on investment	(6)	(1,189)
Unrealized gain (loss) on investment	(482)	8,467

Total comprehensive income (loss)	$(3,452)	$7,884

Fair Value of Financial Instruments – Financial instruments are stated at fair value as determined in good faith by management. Factors considered in valuing individual investments include, without limitation, available market prices, reported net asset values, marketability, restrictions on disposition, current financial position and operating results, and other pertinent information.

We carry our financial instruments, including cash, our common stock investment in Global and our Global Note Receivable, at their estimated fair values. Our investment in ordinary shares of Global has been designated as available for sale rather than a trading security. The associated unrealized gains and losses on our available for sale investment are recorded to other comprehensive income until realized and are reclassified into earnings using specific identification.  The fair value of our investment in the ordinary shares of Global is based on prices quoted in an active market.  Our investment in Global is classified as a non-current asset in our accompanying consolidated balance sheets.

Equity Method Investments – For investments in which we have the ability to exercise significant influence but do not control, we follow the equity method of accounting. During 2010, we held an equity investment in Spitfire Energy, Ltd. (“Spitfire”) through our ownership of approximately 25% of Spitfire’s outstanding common shares. We sold our remaining interest in Spitfire during the first half of 2010, which consisted of approximately 9.9 million common shares of Spitfire, for cash proceeds of $3.3 million. We realized a gain on sale of $1.9 million using the average cost method, which included $351 thousand of foreign currency gains which were reclassified into earnings from other comprehensive income, in our consolidated statements of operations. Accordingly, we did not carry any equity method investments on our consolidated balance sheets as of December 31, 2011 and 2010.

Translation of Non-U.S. Currency Amounts - Our investment in Global is subject to foreign currency exchange rate risk as our ownership of Global’s ordinary shares are denominated in British sterling pounds. Translation adjustments are included in other comprehensive income until the investment is sold.

Sales of Oil and Gas Properties - We account for sales of oil and gas properties as adjustments of capitalized costs to the full cost pool with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to the full cost pool. In March 2011, we sold our interests in our Creole field effective February 1, 2011, for cash proceeds of $7.5 million, and we sold several of our non-strategic properties during April 2011. Neither of these sales resulted in a gain or loss. However, during the fourth quarter 2011, we sold our remaining Gulf Coast oil and gas properties for net cash proceeds of $18.8 million, which resulted in a loss on the sale of $1.7 million at December 31, 2011. For a complete discussion of the sales of our oil and gas properties, see Note  6 – “Discontinued Operations.”

Property and Equipment – Project costs that are clearly associated with the acquisition, development and construction of a plant are capitalized as costs of that project. In addition, indirect project costs that are identified with a specific project, including selling, general and administrative expenses, are capitalized and allocated to the project to which the costs relate. Overhead costs and costs incurred after the project is placed into service are charged to expense as incurred.

The BWI weathered lagoon plant of $6.3 million within property and equipment on our balance sheets was not being  depreciated at December 31, 2011, as it was not in use. In addition, OHSOL plants in Construction in Progress of $631 thousand within property and equipment on our balance sheets are not subject to depreciation while they are under construction. They will be placed in use and subject to depreciation once construction is completed.

Other property and equipment, which includes computer equipment, computer hardware and software, furniture and fixtures, leasehold improvements and automobiles, is recorded at cost and is generally depreciated on a straight-line basis over the estimated useful lives of the assets. For the years ended December 31, 2011 and 2010, we have recorded depreciation expense related to other property and equipment of $62 thousand and $81 thousand respectively.

Intangible Assets – Our intangible assets consist of patents acquired in connection with our investment in BWI. At December 31, 2011, the fair value of our patents was $2.6 million, which is amortized on a straight-line basis over a period of 6-21 years, based on their contractual lives. Accumulated amortization in the amount of $513 thousand has been recorded since our initial investment in BWI. For the years ended December 31, 2011 and 2010, we have recorded amortization expense related to these patents of $224 thousand and $289 thousand, respectively. The estimated future annual amortization of our patents over the next five years is as follows (in thousands):

Year	Amount
2012	$205
2013	205
2014	205
2015	191
2016	183
Total	$989

We assess the recoverability of our intangible assets on an annual basis as well as when events or changes in circumstances indicate the carrying amount of the intangible assets may not be fully recoverable. Recoverability is measured by a comparison of the carrying value of the intangible asset over its fair value. Any excess of the carrying value of the intangible asset over its fair value is recognized as an impairment loss. The estimated fair value is determined based on a discounted cash flow model. Impairment losses would be recorded in other expenses. No impairment has been recognized as of December 31, 2011.

Provision for Asset Impairments - Assets that are used in our operations and not held for resale, are carried at cost, less accumulated depreciation and amortization.  We review our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When evidence indicates that operations will not produce sufficient cash flows to cover the carrying amount of the related asset, and when the carrying amount of the related asset cannot be realized through sale, a permanent impairment is recorded and the asset value is written down to fair value.  No impairment has been recognized as of December 31, 2011.

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

Recent Accounting Pronouncements – In June 2011, the FASB issued guidance related to the “Presentation of Comprehensive Income”. This new guidance requires entities to report components of comprehensive income in either a single continuous financial statement or in two separate but consecutive financial statements. This disclosure is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not anticipate that our adoption of this guidance will have a material impact on our consolidated financial statements.

(2)  INVESTMENT IN BRITEWATER INTERNATIONAL, INC.

We have a wholly-owned subsidiary, BWI, a company which owns the patented oilfield emulsion breaking “OHSOL” technology. During March 2011, BWI entered into a contract under which it has the right to process and dispose of certain oilfield emulsion waste materials on the Alaskan North Slope.  The contract has a term of seven years.  Arctic Star Alaska, Inc. (“Arctic Star”), a wholly-owned subsidiary of BWI, is currently planning the design and construction of a processing plant on the Alaskan North Slope which will allow for the recovery of oil from emulsion waste materials which are currently lost during the disposal process. BWI has also begun the planning and design phase for a mobile processing plant which will utilize this technology and is also working to secure contracts for the operation of the existing weathered lagoon plant internationally.

During 2011, HKN and Quadrant, a related party, entered into a Securities Exchange Agreement pursuant to which HKN agreed to purchase all outstanding units of BWI over several months. As a result, HKN purchased an additional 47.91% of the outstanding units of BWI in exchange for the issuance of 1,286,223 restricted shares of our common stock. Thus, at December 31, 2011, we owned 100% of BWI, directed their operations and consolidated the assets and liabilities of BWI and their results of operations in our consolidated financial statements.

BWI Results of Operations - For the years ended December 31, 2011 and 2010, we recognized losses of $1.3 million and $1.2 million, respectively, related to our investment in BWI in our consolidated statements of operations, of which $327 thousand and $798 thousand, respectively, were related to noncontrolling interests.

BWI Contingency – In 2009, BWI recorded a contingent liability of $800 thousand which may be payable upon the conclusion of certain performance events related to BWI’s equipment. There were no changes to the BWI liability recorded during the year ended December 31, 2011.

BWI Put/Call Option – Pursuant to the terms of our investment, HKN and the other BWI unit-holders granted to one another put and call options which were exercisable if certain conditions were satisfied prior to June 2012. These options became exercisable during June 2010. As of December 31, 2011, all of the put options have been exercised.

(3)  INVESTMENT IN GLOBAL

Our non-current available-for-sale investment consists of our ownership of approximately 34% of Global’s outstanding ordinary shares. At December 31, 2011 and 2010, our investment in Global was equal to the market value of Global’s ordinary shares as follows (in thousands, except for the share amounts):

	December 31, 2011	December 31, 2010

Shares of Global Stock held by HKN	12,126,768	11,893,463

Closing price of Global Stock	£1.06	£1.09

Foreign Currency Exchange Rate	1.5490	1.5524

Market Value of Investment in Global	$19,913	$20,136

The foreign currency translation adjustment of approximately $6 thousand and the unrealized loss on investment of $482 thousand for these changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the year ended December 31, 2011.

During August 2011, pursuant to the rules of the AIM, HKN elected to make an offer for Global shares at a price of 72 pence per share. The offer commenced on September 9, 2011 and closed on September 30, 2011. At the closing date of the offer, 233 thousand shares were tendered for $266 thousand, increasing our ownership from 33.25% to 33.88%.

(4)  NOTE RECEIVABLE - AFFILIATES

In September 2010, we issued a Senior Secured Loan and Security Agreement with Global (“Global Note Receivable”) in exchange for cash in the principal amount of $5 million.  At December 31, 2011, the outstanding principal amount of the Global Note Receivable was $5 million. During February 2011, we agreed to extend the maturity date of our Global Note Receivable by one year, resulting in a new maturity date of September 14, 2012.  In association with this amendment, we also increased the interest rate from 10% up to 10.5%. During the years ended December 31, 2011 and 2010, Global paid $523 thousand and $147 thousand, respectively, in interest under the note receivable agreement. In addition, the prior year period included a $60 thousand origination fee related to the Global Note Receivable. This note is fully secured by oil producing assets of Global, and interest is paid on a monthly basis.

In January 2012, we executed a separate Loan Agreement with Global. See Note 14, “Subsequent Events,” for further information.

(5)  FAIR VALUE MEASUREMENTS

We account for certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting guidance establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The valuation hierarchy contains three levels:

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

We used the following recurring fair value measurements for certain of our assets during the year ended December 31, 2011:

Level 1 Classification:

Investment in Global – Global’s ordinary shares are publicly traded on the AIM with quoted prices in active markets. Accordingly, the fair value measurements of these securities have been classified as Level 1.

The following tables present recurring financial assets which are carried at fair value as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011
	Level 1	Level 2	Level 3

Investment in Global (cost method)	$19,913	$-	$-

Total assets at fair value	$19,913	$-	$-

	December 31, 2010
	Level 1	Level 2	Level 3

Investment in Global (cost method)	$20,136	$-	$-

Total assets at fair value	$20,136	$-	$-

We used the following non-recurring fair value measurements for certain of our assets during the year ended December 31, 2011:

Value of HKN shares issued for BWI investment – The fair value of the restricted common stock paid in exchange for our increased ownership of BWI is nonrecurring and was estimated based on a discount for lack of marketability study which included an Asian put analysis and a Restricted Stock Study in combination with the market price of our common stock. Accordingly, the fair value measurements of the restricted common stock paid in exchange for our BWI investment has been classified as Level 2.

Patents – The recoverability of our patents is measured by a comparison of the carrying value of the patents over its fair value. The estimated fair value of our patents is determined based on a discounted cash flow model. The significant unobservable inputs to this fair value measurement include estimates of the forecasted cash flows generated by the patents. Accordingly, the fair value measurements of our patents have been classified as Level 3.

 (6)  DISCONTINUED OPERATIONS

During the fourth quarter 2011, we completed several transactions which resulted in the sale of all of our remaining operated and non-operated oil and gas properties located along the onshore and offshore Texas and Louisiana Gulf Coast.

In November 2011, we completed the sale of our Main Pass assets in offshore Louisiana for $19.8 million in cash, prior to certain purchase adjustments and marketing fees.  The Main Pass assets are located six miles offshore Louisiana in the Gulf of Mexico and consist of 65 wellbores and a ten-platform facility.  The sale had an effective date of October 1, 2011.

In December 2011, we completed the sale of our remaining oil and gas properties for $350 thousand in cash, prior to certain purchase adjustments and marketing fees. The divestiture consists of our Lake Raccourci, East Lake Verret, Branville Bay, Lapeyrouse, and Point a la Hache fields in Louisiana and carries an effective date of September 1, 2011.

As a result of these sales, we received net cash proceeds of $18.8 million. We recognized a combined loss on the sale of these assets of $1.7 million as of December 31, 2011. Following the completion of these divestitures, the Company holds no further interests in any producing oil and gas properties.

In addition, we were formerly a party to two coalbed methane exploration and development agreements in Indiana and Ohio. The agreements provided for a phased delineation, pilot and development program with corresponding staged expenditures. Based on the current industry conditions, including low natural gas pricing, and our evaluation of the economic viability of this project, we determined to discontinue participation in these projects during the third quarter 2011. As a result, we terminated all rights to the prospect acreage and began the plugging and abandonment of the pilot wells.

As a result of the sales of our oil and gas properties and the abandonment of our coalbed methane projects, all related coalbed methane and oil and gas assets and liabilities and revenues and expenses are included as discontinued operations on the consolidated balance sheets and consolidated statements of operations, respectively, for all periods presented. The divestiture of these assets will give us the option of redeploying capital into areas of the oil and gas industry which may generate greater value for our shareholders while bearing significantly lower operational and regulatory risks.

The carrying amounts of the major classes of assets and liabilities for our discontinued oil and gas operations are summarized below (in thousands):

	Years Ended December 31,
	2011	2010

Current Assets:
Accounts receivable, net	$463	$1,704
Prepaid expenses	-	292
Total Current Assets	463	1,996
Oil and gas properties, net	-	37,531
Facilities, net	-	522
Other assets	2	58
Total Assets of Discontinued Operations	$465	$40,107
Current Liabilities:
Trade payables	$19	$1,205
Revenues and royalties payable	323	834
Accrued liabilities and other	1,050	1,106
Total Current Liabilities	1,392	3,145
Asset retirement obligation	-	8,937
Total Liabilities of Discontinued Operations	$1,392	$12,082

Included in our accrued liabilities and other at December 31, 2011 are $339 thousand for plugging and abandonment cost incurred for three wells at our Lake Raccourci field which were started before the field was sold in December 2011, as well as estimated plugging and abandonment costs for the pilot wells in our discontinued Coalbed Methane prospects.

The revenues and net income before income tax associated with our discontinued oil and gas operations are as follows (in thousands):

	Years Ended December 31,
	2011	2010

Revenues and other:
Oil and gas operations	$10,178	$11,184
Oil and gas processing and handling income	1,231	1,223
Total revenues from discontinued operations	$11,409	$12,407

Income from discontinued operations before taxes	$1,919	$1,680

(7)  INCOME TAXES

The total provision for income taxes consists of the following:

	Years Ended December 31,
	2011	2010
	(in thousands)
Current Taxes:
Federal	$-	$-
State	-	-
Deferred Taxes:
Federal	(573)	-
State	-	(20)
Total	$(573)	$(20)

The following is a reconciliation of the reported amount of income tax benefit for the years ended December 31, 2011 and 2010 to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income:

	Years Ended December 31,
	2011	2010
	(in thousands)

Statutory tax benefit	$(1,387)	$(365)
Increase (decrease) in valuation allowance
Change in valuation allowance	1,318	(29,236)
Effect of subsidiary tax consolidation	(573)	-
Expiration of capital loss carryforwards	22	29,016
Expiration of NOL carryforwards	18	891
Effect of permanent differences and other
Other	29	(306)
State tax	-	(20)
Total tax benefit	$(573)	$(20)

At December 31, 2011, we had available for U.S. federal income tax reporting purposes, a net operating loss (NOL) carryforward for regular tax purposes of approximately $107 million which expires in varying amounts during the tax years 2012 through 2031, an alternative minimum tax NOL carryforward of approximately $92 million which expires in varying amounts during the tax years 2012 through 2031, and a statutory depletion carryforward of approximately $9 million which can be carried forward indefinitely to offset our future taxable income, subject to certain limitations imposed by the Internal Revenue Code. Additionally, at December 31, 2011, we have a capital loss carryforward of approximately $8 million which will expire during the years 2012 through 2015. Current federal income tax law allows corporations to deduct capital losses only if they offset capital gains. In 2003, we underwent a change in ownership, within the meaning of Internal Revenue Code Section 382, that significantly restricts our ability to utilize our domestic NOLs and capital losses.

In June 2009, we acquired a 19.5% interest in BWI and were deemed to be the primary beneficiary, and as a result, we consolidated BWI in our consolidated financial statements.  Pursuant to our investment in BWI, a deferred tax liability was calculated by applying the domestic statutory tax rates to the difference between the book purchase price and the tax basis and recording a valuation allowance to a portion of the net operating loss carryovers of BWI resulting in a net deferred tax liability of $573 thousand. During 2011 we acquired the remaining interests of BWI and it will now be consolidated on a tax basis with HKN. As a result, we recorded a tax benefit of $573 thousand from the reversal of the valuation allowance equal to the net deferred tax liability. The acquisition of BWI resulted in a change in control under the meaning of Internal Revenue Code Section 382, that restricts our ability to utilize the NOLs of BWI.

The components of our federal deferred income taxes were as follows for the years ended December 31, 2011 and 2010:

	2011	2010
	(in thousands)
Deferred tax assets:
Net operating losses (NOL) carryover	$36,460	$36,043
Depletion carryover	3,020	3,020
Deferred book liabilities	-	3,039
Book vs. tax basis in investments	20,180	20,014
Capital loss carryover	2,697	2,719
Total gross deferred tax assets	62,357	64,835
Deferred tax liabilities:
Property and equipment	(781)	(4,559)
Net deferred tax assets	61,576	60,276
Less valuation allowances	(61,576)	(60,849)
Deferred tax liabilities, net of valuation allowance	$-	$(573)

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. The tax years 2005-2011 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.  The tax years 2007-2011 also remain open for examination purposes for the Texas Franchise tax.

In May 2006, the Governor of Texas signed into law a Texas margin tax (H.B. No. 3) which restructured the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component.  Specifically, we became subject to an entity level tax on the portion of our total revenue (as that term is defined in the legislation) that is generated in Texas beginning in our tax year ending December 31, 2007. The Texas margin tax is imposed at a maximum effective rate of 0.7% of our total revenue that is apportioned to Texas.  We initially recorded a deferred tax liability in 2007 related to the Texas Margin Tax of $20 thousand. As a result of our sale of substantially all of our remaining Texas Oil and Gas Properties, the deferred tax liability was reversed in 2010.

We have recorded an income tax contingency related to an IRS tax examination of $225 thousand, including interest and penalties, in our consolidated financial statements. For a complete discussion of the IRS tax contingency, see Note 12 - “Commitments and Contingencies.”

The following table illustrates changes in our gross unrecognized tax benefits (in thousands) for the years ending December 31, 2011 and 2010.

	2011	2010
Unrecognized tax benefits at January 1,	$225	$225
Increases for positions taken in current year	-	-
Decreases for positions taken in current year	-	-
Decreases for settlements with taxing authorities	-	-
Decreases for lapses in the applicable statute of limitations	-	-
Unrecognized tax benefits at December 31,	$225	$225

(8)  STOCKHOLDERS’ EQUITY

Common Stock - We have authorized 24 million shares of $.01 par common stock. At December 31, 2011 and 2010, we had 18,480,610 and 10,026,098 shares, respectively, issued and outstanding. Dividends may not be paid to holders of our common stock prior to the satisfaction of all dividend obligations related to our Series G1 and Series G2 preferred stock.

In April 2011, the previously announced rights offering was fully subscribed for, and upon its closing we issued 7.5 million shares of our common stock at the subscription price of $2.00 per share. The net proceeds to the Company from the sale of the shares were approximately $14.7 million.

Treasury Stock - At December 31, 2011 and December 31, 2010, we held no shares of treasury stock. During the years ended December 31, 2011 and 2010, we purchased and retired approximately 332 thousand  and 72 thousand shares, respectively, of our common stock. As of December 31, 2011, approximately 126 thousand shares remained available for repurchase under our repurchase program.

Series G1 Convertible Preferred Stock - Our Series G1 convertible preferred stock (“Series G1 preferred”), which was issued in 2000, has a liquidation value of $100 per share, is non-voting, and is convertible at the holder’s option into our common stock at a conversion price of $280.00 per share.  At December 31, 2011 and 2010, there were 1,000 shares of Series G1 preferred issued and outstanding.

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

Series G2 Convertible Preferred Stock - Our Series G2 convertible preferred stock (“Series G2 preferred”), which was issued in 2000, has a liquidation value of $100 per share, is non-voting, and is convertible at the holder’s option into our common stock at a conversion price of $67.20 per share.  The Series G2 preferred is also convertible by us into shares of our common stock if for any period of twenty consecutive calendar days the average of the closing prices of our common stock during such period shall have equaled or exceeded $84.00 per share.   At December 31, 2011 and 2010, there were 1,000 shares of Series G2 preferred issued and outstanding.

The Series G2 preferred holders shall be entitled to receive dividends at an annual rate equal to $8.00 per share when, as and if declared by our Board of Directors. All dividends on the Series G2 preferred are cumulative and payable semi-annually in arrears on June 30 and December 30. At our option, dividends may also be payable in our common stock valued at $67.20 per share. The Series G2 preferred dividend and liquidation rights shall rank junior to all claims of creditors but senior to our common stockholders and to any subsequent series of our preferred stock, unless otherwise provided. The Series G2 preferred shall rank equal to the Series G1 preferred.

Changes in our common, preferred and treasury shares during 2011 and 2010 are as follows:

	Number of Shares
Description	Preferred G1	Preferred G2	Common	Treasury
Balance as of December 31, 2009	1,000	1,000	9,553,847	-
Shares issued for preferred stock dividends	-	-	148	-
Shares issued for purchase of additional BWI ownership interest	-	-	543,750	-
Treasury stock repurchase	-	-	-	71,647
Treasury stock retirements	-	-	(71,647)	(71,647)

Balance as of December 31, 2010	1,000	1,000	10,026,098	-
Shares issued for preferred stock dividends	-	-	148	-
Shares issued for purchase of additional BWI ownership interest	-	-	1,286,223	-
Shares issued related to the Rights Offering	-	-	7,500,000	-
Treasury stock repurchase	-	-	-	331,859
Treasury stock retirements	-	-	(331,859)	(331,859)

Balance as of December 31, 2011	1,000	1,000	18,480,610	-

Additional Paid in Capital - Additional paid in capital increased by $17 million during the year ended December 31, 2011. This increase consists of $14.7 million related to our rights offering and $3.2 million for stock issued for the purchase of additional interests in BWI, offset by an $816 thousand decrease due to the purchase and retirement of our common stock.

Our purchases of additional interests in BWI in 2011 in exchange for the issuance of 1.3 million restricted shares of our common stock resulted in an increase in additional paid in capital. The restricted shares of common stock that we issued were valued at $2.3 million. The difference between the value of the common stock we issued and the resulting decrease to noncontrolling interest equity was recorded in additional paid-in capital.

The following table discloses the effects of changes in HKN’s ownership interest in BWI on HKN’s equity (in thousands).

Year ended
December 31, 2011

Net loss attributable to HKN, Inc.	$(2,964)
Transfer from the noncontrolling interest
Increase in HKN's paid-in capital for additional BWI interest purchased	3,232
Net transfers from noncontrolling interest	3,232
Change from net loss attributable to HKN, Inc. and transfers from noncontrolling interest	$268

 Noncontrolling Interest – At December 31, 2011, we no longer had noncontrolling interests related to our investment in BWI on our consolidated balance sheets. During 2011, HKN purchased an additional 47.91% of the outstanding units of BWI in exchange for the issuance of 1,286,223 restricted shares of our common stock. Therefore, at December 31, 2011, we own 100% of BWI and thus eliminated our noncontrolling interests. Please see Note 2 –“Investment in BriteWater International, Inc.” for additional information regarding our investment in BWI.

The changes in the BWI noncontrolling interest during the year ended December 31, 2011 were as follows (in thousands):

Noncontrolling interest at beginning of period	$3,591

Losses attributable to noncontrolling interest	(327)

Decrease in noncontrolling ownership due to purchase of additional interest	(3,264)

Noncontrolling interest at end of period	$-

Convertible Preferred Stock - At December 31, 2011, if our remaining convertible preferred stock were converted we would be required to issue the following amounts of our common stock:

Instrument	Conversion Price (a)	Shares of Common Stock Issuable at December 31, 2011

Series G1 Preferred	$280.00	357

Series G2 Preferred	$67.20	1,488

Common Stock Potentially Issued Upon Conversion		1,845

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

In 2008, we amended the Rights Agreement. Under this amendment, the expiration of the Rights was extended ten years, from April 6, 2008 to April 6, 2018. We will generally be entitled to redeem the Rights in whole, but not in part, at $.01 per Right, subject to adjustment.  No Rights were exercisable under the Rights Agreement at December 31, 2011. The terms of the Rights generally may be amended by us without the approval of the holders of the Rights prior to the public announcement by us or an Acquiring Person that a person has become an Acquiring Person.

(9)  RELATED PARTY TRANSACTIONS

In September 2010, we issued the Global Note Receivable in exchange for cash in the principal amount of $5 million.  Our CEO, Mr. Mikel Faulkner, serves as Chairman of Global.  At December 31, 2011, the outstanding principal amount of the Global Note Receivable was $5 million. During February 2011, we agreed to extend the maturity date of our Global Note Receivable by one year, resulting in a new maturity date of September 14, 2012.  In association with this amendment, we also increased the interest rate from 10% up to 10.5%. During the years ended December 31, 2011 and 2010, Global paid $523 thousand and $147 thousand, respectively, in interest under the note receivable agreement. In addition, Global paid a $60 thousand origination fee related to the Global Note Receivable in 2010. This note is fully secured by oil producing assets of Global, and interest is paid on a monthly basis.

During August 2011 and pursuant to the rules of the AIM, HKN elected to make an offer for Global shares at a price of 72 pence per share. The offer commenced on September 9, 2011 and closed on September 30, 2011. At the closing date of the offer, 233 thousand shares were tendered for $266 thousand, increasing our ownership from 33.25% to 33.88%.

As described in Note 2 – “Investment in BriteWater International, Inc.”, during 2011, HKN and Quadrant, a related party, entered into a Securities Exchange Agreement pursuant to which HKN agreed to purchase all outstanding units of BWI over several months. Mr. Alan Quasha, Chairman of the Board of HKN, is the brother of Wayne Quasha, who is deemed to be the beneficial owner of Quadrant through the AQ, JQ and WQ trusts, but Mr. Alan Quasha disclaims any beneficial ownership of these shares. As a result, HKN purchased an additional 47.91% of the outstanding units of BWI in exchange for the issuance of 1,286,223 restricted shares of our common stock. Thus, at December 31, 2011, we own 100% of BWI and direct their operations. We consolidate the assets and liabilities of BWI and their results of operations in our consolidated financial statements.

(10) SEGMENT INFORMATION

Operating Segment Information - Our HKN operating segment is made up of general corporate activities such as corporate overhead, financing current operations and the expansion of our current holdings, including the evaluation of the feasibility of entering into additional businesses.

We have a separate operating segment for our investment in BWI. BWI holds patents for an oilfield emulsion breaking “OHSOL” technology. This environmentally clean process can be used to purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids and to reduce the environmental impact for disposition of residual fuels and waste materials. BWI has also begun the planning and design phase for two new plants which will utilize this technology. Please see Note 2 –“Investment in BriteWater International, Inc.” for further discussion.

Our accounting policies for each of our operating segments are the same as those for our consolidated financial statements. Intersegment interest income and intersegment expenses between HKN and BWI have been eliminated in consolidation. There were no intersegment sales or transfers for the periods presented.

Our financial information, expressed in thousands, for each of our operating segments for the years ended December 31, 2011 and 2010 is as follows:

	For the Year Ended December 31, 2011

	HKN	BWI	Eliminations	Consolidated

Revenues	$-	$-	$-	$-
Selling, general and administrative expenses	(3,413)	(959)	-	(4,372)
Depreciation and amortization	(58)	(228)	-	(286)
Interest and other expenses	-	(157)	157	-
Interest and other income - affiliates	685	-	(157)	528
Interest and other income	50	-	-	50
Income tax benefit	573	-	-	573
Segment loss from continuing operations	(2,163)	(1,344)	-	(3,507)
Capital Expenditures	$20	$576	$-	$596
Total Assets	$77,525	$8,816	$(8,143)	$78,198

	For the Year Ended December 31, 2010

	HKN	BWI	Eliminations	Consolidated

Revenues	$-	$-	$-	$-
Selling, general and administrative expenses	(2,952)	(802)	-	(3,754)
Depreciation and amortization	(81)	(289)	-	(370)
Interest and other expenses	-	(117)	117	-
Interest and other income - affiliates	384	-	(117)	267
Interest and other income	98	-	-	98
Gain on sale of investment	1,887	-	-	1,887
Income tax benefit	20	-	-	20
Equity in losses of Spitfire	(20)	-	-	(20)
Segment loss from continuing operations	(664)	(1,208)	-	(1,872)
Capital Expenditures	$92	$99	$-	$191
Total Assets	$74,645	$9,634	$(5,160)	$79,119

 (11) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock. The following table sets forth the computation of basic and diluted income (loss) per share for the years ended December 31, 2011 and 2010 (in thousands, except per share data):

	2011			2010
	Net Loss Attributed to Common Stock	Weighted-Average Shares	Per Share Loss	Net Income Attributed to Common Stock	Weighted-Average Shares	Per Share Income
Basic EPS:
Loss from continuing operations	$(3,180)		$(0.20)	$(1,075)		$(0.11)
Income from discontinued operations	216		0.01	1,680		0.17
Net income (loss) attributed to common stock	$(2,964)	16,013	$(0.19)	$605	9,696	$0.06
Effect of dilutive securities
Preferred stock and put/call option (A)	-	-	-	-	-	-
Diluted earnings (loss) per share	$(2,964)	16,013	$(0.19)	$605	9,696	$0.06

(A)
Our Series G1 preferred, Series G2 preferred and BWI put option for the years ended December 31, 2011 and 2010 included 1,845 shares and 5,280 shares, respectively, which were issuable upon their conversion in the period presented and were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

 (12)  COMMITMENTS AND CONTINGENCIES

Operating Lease - We lease our corporate and other office space. Total office lease payments during 2011 and 2010 totaled $163 thousand and $193 thousand, respectively. Future minimum rental payments required under all leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2011 are as follows (in thousands):

Year	Amount
2012	$215
2013	59
2014	-
2015	-
Thereafter	-
Total minimum payments required	$274

BWI Contingency – In 2009, BWI recorded a contingent liability of $800 thousand which may be payable upon the conclusion of certain performance events related to BWI’s equipment. There were no changes to the BWI liability recorded during the year ended December 31, 2011.

IRS Tax Examination – During 2008, we received a proposed adjustment to our federal tax liability for the calendar year 2005.  The proposed adjustment relates to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserts that the Company recognized a gain for ACE purposes on the sale of the Global PLC stock in 2005.  In its proposed adjustment, the IRS alleged we owe approximately $3.6 million in tax for the year ended December 31, 2005. Penalties and interest calculated through December 31, 2011 in the amount of approximately $2.7 million could also be assessed. ASC 740, Income Taxes, prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. This guidance also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Utilizing the process outlined above, we have recorded an income tax contingency for this item, including interest and penalties, of $225 thousand in our consolidated financial statements based, in part, on a preliminary indication of a fair value assessment of the Global stock.

We filed a formal protest with the IRS Appeals Office during 2008 and a supplement to the written protest which included a third party valuation report supporting the basis of our recognized gain recorded for ACE purposes during April 2009. In February 2011, the IRS requested and we agreed to extend the statute of limitations to April 2012. Also during 2011, the IRS prepared and sent an internal memorandum outlining its position regarding the basis of our gain recorded for ACE purposes. In response, HKN has completed and finalized an additional third party valuation study as well as a rebuttal of the IRS internal memorandum, both of which provide additional support for our position. During February 2012, we reached a tentative agreement with the IRS to settle this issue for approximately $200 thousand.

Environmental Contingencies – The Environmental Protection Agency (“EPA”) visited our Main Pass facility and issued a report during April 2008 which detailed minor housekeeping violations, several of which were corrected during the course of the inspection. We responded to this report during June 2008 with explanations of how each violation was fully remediated. During May 2010, we received a follow-up letter from the EPA requesting a meeting to discuss our June 2008 response. We held a meeting with the EPA during July 2010 to discuss a settlement and we received a settlement proposal from EPA in the fourth quarter 2011 of $28 thousand, which we have recorded in our consolidated financial statements at December 31, 2011 and remitted the settlement in the first quarter 2012.

Operational Contingencies – Our discontinued operations consisting of the exploration, development and production of oil and gas assets were subject to various federal and state laws and regulations designed to protect the environment. Compliance with these regulations was part of our day-to-day operating procedures. Infrequently, accidental discharge of such materials as oil, natural gas or drilling fluids can occur and such accidents can require material expenditures to correct. We maintained levels of insurance we believed to be customary in the industry to limit our financial exposure.

Threatened litigation - Pursuant to a Purchase and Sale Agreement (“PSA”) dated as of November 17, 2011 between our subsidiary XPLOR Energy SPV-I, Inc. (“XPLOR”) and Texas Petroleum Investment Company (“TPIC”), we sold to TPIC our oil and gas production assets and related operations at our Main Pass 35 field.  The closing of the transaction occurred on November 17, 2011 but was effective as of October 1, 2011.  On November 21, 2011, TPIC informed us that they had discovered defects in the salt water disposal system at Main Pass resulting in a salt water spill in the Gulf of Mexico, which spill had been reported to regulatory authorities.

TPIC has asserted a claim in the amount of approximately $1.5 million against XPLOR for costs, fees and damages that TPIC allegedly incurred or suffered as a result of the alleged salt water system defects and in relation to repairing the facilities.  Although due to the inherent uncertainties of threatened litigation, we cannot accurately predict the ultimate outcome of the matter, at December 31, 2011, we did not record a contingency related to TPIC’s allegations as we do not currently believe that it is probable that HKN or XPLOR would be responsible for the costs, fees and damages incurred by TPIC as a result of the salt water disposal incident or third party or governmental claims, if any, resulting therefrom.  We intend to vigorously defend any assertions related to the above alleged incident.  The range of estimated loss related to the current threatened ligation by TPIC is currently estimated not to exceed $1.5 million.

(13)   OIL AND GAS DISCLOSURES (unaudited)

As a result of the sale of our oil and gas properties as discussed in Note 6 - “Discontinued Operations,” we no longer hold any oil and gas reserves as of December 31, 2011.The following information is presented with regard to our proved oil and gas reserves (in thousands):

	Oil (Barrels)	Gas (Mcf)
	(Unaudited)
Proved reserves:
As of December 31, 2010	1,680	2,265
Extensions and discoveries	-	-
Revisions	-	-
Production	(88)	(118)
Purchases of reserves in place	-	-
Sales of reserves in place	(1,592)	(2,147)
As of December 31, 2011	-	-
Proved developed reserves at:
December 31, 2010	1,490	2,062
December 31, 2011	-	-
Proved undeveloped reserves at:
December 31, 2010	190	203
December 31, 2011	-	-

(14)   SUBSEQUENT EVENTS

2012 Global Note Receivable - We have evaluated events after the date of these consolidated financial statements, December 31, 2011 through the date that these financial statements were issued. On January 31, 2012, we executed a separate Loan Agreement (the “Loan”) with Global which provides the principal amount of $12 million. The Loan is currently unsecured, but we can require Global to provide adequate collateral security in the event of a material adverse effect, as determined in our sole discretion. The Loan is due and payable to us on or before September 30, 2013 and bears interest at 10.5% per annum. Accrued and unpaid interest on the outstanding principal amount is due and payable on the last day of each quarter, commencing March 31, 2012. Global also paid to us a 1.75% transaction fee of approximately $210 thousand.

IRS Settlement - During February 2012, we reached a tentative agreement with the IRS to settle our previously disclosed IRS Tax Contingency for approximately $200 thousand. See Note 12 – “Commitments and Contingencies” for additional information.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings with the SEC are recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As of the end of the period covered by this report, and under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the period ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed, under the supervision of the Company’s chief executive and chief financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.  The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2011.  This evaluation was based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was effective as of December 31, 2011.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information concerning our directors and executive officers:

Name	Age	Position Held with HKN

Michael M. Ameen, Jr.	87	Director (1)
Dr. J. William Petty	69	Director (1)
Alan G. Quasha	62	Chairman of the Board (1)
H.A. Smith	74	Director (1)
Mikel D. Faulkner	62	Director (1), Chief Executive Officer and President
Sarah B. Gasch	36	Vice President and Chief Financial Officer
Kenneth E. DeBerry, Jr.	55	BWI President and Chief Technology Officer
Rodger L. Ehrlish	60	Treasurer and Corporate Secretary

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

Dr. J. William Petty, Director since 2000 and Professor of Finance and the W.W. Caruth Chairholder of Entrepreneurship at Baylor University since 1990.  From December 1979 to 1990, Dr. Petty served as dean of the Business School at Abilene Christian University.  Dr. Petty also serves as the Academic Director of the Baylor Angel Network.  The Angel Network consists of high net worth alumni and friends of Baylor University who actively invest in early-stage high potential companies.

Alan G. Quasha, Director since 2003 and President of Quadrant Management, Inc. (“Quadrant”), an investment management company, since 1988.  Mr. Quasha has served as Chairman of the Board of HKN since March 2003 and previously served as Chairman of the Board of HKN from June 1983 to February 1991.  Mr. Quasha has served as a director of Compagnie Financiére Richemont SA, a Swiss luxury goods company, since its formation in 1988, and American Express Funds, the mutual fund arm of American Express Company, from May 2002 to April 2004.  From April 1994 to April 1997 Mr. Quasha served as a governor of the American Stock Exchange.

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

Mikel D. Faulkner, Chief Executive Officer of HKN since 1982 and President of HKN since March 2003.  From 1991 to March 2003, Mr. Faulkner served as Chairman of the Board of HKN and, from 1982 to February 1993, Mr. Faulkner served as President of HKN.  Mr. Faulkner currently serves as Chairman of the Board of Directors of Global Energy Development plc (“Global”), a position he has held since April 2002; HKN hold an approximate 34% interest in Global. From August 2007 to July 2008, Mr. Faulkner served on the board of directors and as a member of the compensation committee of Spitfire Energy, Ltd., a Canadian public company. Since October 2009, Mr. Faulkner has served as a director of First Cash Financial Services and is currently a member of their Compensation and Audit Committees.

Sarah B. Gasch has served as Vice President and Chief Financial Officer of HKN since February 2011.  Prior to that, Ms. Gasch served as Controller and Corporate Secretary of HKN since 2009 and also served as HKN’s Chief Accounting Officer upon joining HKN in 2006.  Prior to joining HKN, Ms. Gasch served as Vice President and Chief Accounting Officer of GreenHunter Energy, Inc.

Kenneth E. DeBerry, Jr. has served as President and Chief Technology Officer of BriteWater International, Inc. (“BWI”) since April 2010.  Prior to joining HKN, Mr. DeBerry previously served as Managing Director at Scimation, LLC from 2004 to 2010.  Mr. DeBerry has thirty-two years experience in the oil and gas and petrochemical industry sectors. Mr. DeBerry has a B.S. in Chemical Engineering and completed an executive MBA program. Mr. DeBerry has published and presented many technology related papers both domestically and internationally and is the author of patents in unique petroleum industry technology applications.

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

Code of Ethics

HKN has adopted a code of ethics that applies to all members of the Board of Directors and employees of HKN, including the principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions.  HKN has posted a copy of the code on HKN’s website at the internet address: http://www.hkninc.com/corpgov.html.  Copies of the code of ethics may be obtained free of charge from HKN’s website at the above internet address.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires HKN’s directors and executive officers, and any persons who own more than ten percent of a registered class of HKN’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of HKN.  Directors, executive officers and greater than ten percent stockholders are required by SEC regulations to furnish HKN with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms and written representations from certain reporting persons, HKN believes that all filing requirements applicable to its directors and executive officers have been complied with during 2011.

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

•	Benefit programs provided to all employees during 2011, including health care benefits, dental, vision and 401k programs.

We strive to provide a compensation opportunity for each NEO that is competitive with similar companies in a similar industry. In doing so, we consider competitive market compensation data; including the compensation practices of peers, as well as broader industry compensation survey data.

Our Compensation Committee also reviews each NEO’s skills, scope of responsibilities, performance and effectiveness in supporting our overall goals.

Our Compensation Committee is also tasked with evaluating the impact of compensation policies and practices for all employees on the Company’s overall risk management.  The Committee does not believe that its compensation policies and practices are reasonably likely to produce risks that would have a material adverse effect on the registrant.  In reaching its conclusion, the Committee noted particularly that none of its business segments have material compensation which is structured significantly differently than other segments within the Company.

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

In addition, our Compensation Committee has elected to furnish our President and CEO with a company car.  The responsibilities of our CEO’s position require frequent business travel within the State of Texas and the use of this company car is primarily for such business travel.  The use of this company car is a cost saving measure to us, saving on airline travel, car rental and other transportation costs, while allowing our CEO flexibility in the performance of the duties of his position.

Total Compensation

Each element of compensation is independently set for each NEO.  As a result, the allocation of each compensation component can vary by NEO.

Year-end 2011 Cash Bonus Awards and 2012 Compensation

In setting year-end 2011 cash bonuses and 2012 compensation levels, our Compensation Committee used internally developed guidelines, targeting certain performance goals.  The Committee also assessed the competitiveness of each NEO’s base salary.

2012 Compensation

Our Compensation Committee concluded that the base salary levels for each NEO who would be assuming additional responsibilities, should be raised for 2012 in order to be competitive and approved and authorized the 2012 base salary for each NEO at its meeting in December 2011.  The table below shows the 2012 base salary for each NEO:

Officer	2012 Salary

Mikel D. Faulkner	$295,000
Kenneth E. DeBerry, Jr.	$271,200
Sarah B. Gasch	$246,200
Rodger L. Ehrlish	$186,200

Year-end 2011 Cash Bonus Awards

The bonus determinations for the NEOs are based upon performance against financial performance targets and against functional performance measures.   The financial performance targets and guidelines were exceeded for 2011 and our Compensation Committee determined to award cash bonuses to our NEOs based on both our financial performance and functional performance measures in attaining these successes for 2011.  The bonus amounts for each NEO are shown in the 2011 Summary Compensation Table that follows.  Our Compensation Committee determined and authorized the payment of these cash bonus awards in December 2011.

Tax Considerations

We have structured our compensation program to comply with Internal Revenue Code Sections 162(m) and 409A. Under Section 162(m) of the Internal Revenue Code, a limitation was placed on tax deductions of any publicly held corporation for individual compensation to certain executives of such corporation exceeding $1 million in any taxable year, unless the compensation is performance-based. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the executive is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit includible in income. The Company has no individuals with non-performance based compensation paid in excess of the Internal Revenue Code Section 162(m) tax deduction limit.

EXECUTIVE COMPENSATION

The 2011 Summary Compensation Table below sets forth certain information regarding NEO compensation during fiscal years 2011 and 2010.  Tables for plan-based and equity awards and deferred compensation payments are not presented because HKN does not provide for such forms of compensation.

2011 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option awards (2)	Non-Equity Incentive Plan Compensation (2)	Change to Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation	Total
Mikel D. Faulkner	2011	$362,562	$50,000	0	0	0	0	$33,296(3)	$445,858
President & CEO	2010	$365,000	$169,000	0	0	0	0	$30,252(3)	$564,252
Sarah B. Gasch	2011	$200,200	$150,000	0	0	0	0	$12,593(4)	$362,793
Vice President and Chief Financial Officer	2010	$151,667	$69,000	0	0	0	0	$4,500(4)	$225,167
Kenneth E. DeBerry, Jr.	2011	$270,200	0	0	0	0	0	$19,500(5)	$289,700
BWI President and Chief Technology Officer
Rodger L. Ehrlish	2011	$185,200	$81,000	0	0	0	0	$25,653(6)	$291,853
Treasurer and Corporate Secretary	2010	$170,000	$78,000	0	0	0	0	$23,700(6)	$271,700
Richard O. Cottle	2011	$131,250	$100,000	0	0	0	0	$61,333(7)	$292,583
Previous Vice President and Chief Operating Officer	2010	$192,917	$88,000	0	0	0	0	$26,500(7)	$307,417

(1)	The bonus amounts earned and paid in 2011 include bonus awards for fiscal year 2011 to each officer.

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

(3)
All other compensation for 2011 for Mikel D. Faulkner includes the values of personal use of a company car, value of HKN’s employer contributions to employee’s 401(k), a payment for unused Personal Time Off earned in 2011 and a Health Savings Account contribution.

All other compensation for 2010 for Mikel D. Faulkner includes the values of personal use of a company car, value of HKN’s employer contributions to employee’s 401(k), a fees and subscriptions allowance and a Health Savings Account contribution.

(4)	All other compensation for 2011 for Sarah B. Gasch includes the value of HKN’s employer contributions to employee’s 401(k) and a Health Savings Account contribution.

All other compensation for 2010 for Sarah B. Gasch includes a fees and subscriptions allowance and a Health Savings Account contribution.

(5)	All other compensation for 2011 for Kenneth E. DeBerry, Jr. includes the value of HKN’s employer contributions to employee’s 401(k) and an insurance premium reimbursement.

(6)
All other compensation for 2011 for Rodger L. Ehrlish includes the value of HKN’s employer contributions to employee’s 401(k), a payment for unused Personal Time Off earned in 2011, and a Health Savings Account contribution.

All other compensation for 2010 for Rodger L. Ehrlish includes the value of HKN’s employer contributions to employee’s 401(k), a fees and subscriptions allowance, and a Health Savings Account contribution.

(7)	All other compensation for 2011 for Richard O. Cottle includes consulting fees and a Health Savings Account contribution.

All other compensation for 2010 for Richard O. Cottle includes the value of HKN’s employer contributions to employee’s 401(k), a fees and subscriptions allowance, and a Health Savings Account contribution.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2011, Dr. J. William Petty and Messrs. Ameen and Smith were members of HKN’s Compensation Committee and participated in all deliberations concerning executive compensation.  No executive officer of HKN served as a member of the Compensation Committee during 2011.  None of the named Executive Officers serves or has served as a member of the board of directors or compensation committee of any other entity which has one or more executive officers serving on HKN’s Board of Directors or Compensation Committee.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. J. William Petty	$75,000	-	-	-	-	-	$75,000

Michael M. Ameen, Jr.	$75,000	-	-	-	-	-	$75,000

H. A. Smith	$75,000	-	-	-	-	-	$75,000

Alan G. Quasha	-	-	-	-	-	-	-

Mikel D. Faulkner (See 2011 Summary Compensation Table)	-	-	-	-	-	-	-

Board members are paid an annual fixed per director fee of $75 thousand, with no per meeting fee and no additional fee for a committee chairman.

Director performance is a key influence factor in organizational performance. Just as alignment of HKN’s strategic objectives for management compensation are critical, so too is directors’ compensation.  To this end, directors’ compensation is assessed annually to monitor and adjust it, as appropriate, in order to ensure alignment with HKN’s strategic objectives.

The analysis and review of directors’ compensation is the responsibility of our Compensation Committee and our Board of Directors.  In undertaking this responsibility, our Compensation Committee may review compensation surveys of our industry, and may also engage consultants who provide supplemental data considered in establishing the directors’ compensation.  The Compensation Committee also takes into consideration HKN’s financial results for the previous fiscal year, as compared with internal objectives and targets, the business climate during the year and our industry in general.  After our Compensation Committee has reviewed the data, it formulates a recommendation for review by our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

OWNERSHIP OF COMMON STOCK

Security Ownership of Certain Beneficial Owners

As of March 2, 2012, HKN had 18,480,610 shares of common stock outstanding.  As of that date, the only persons known by HKN to beneficially own five percent (5%) or more of the outstanding shares of common stock were:

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Common Stock	Brean Murray Carret Group, Inc. Tropic Isle Building P.O. Box 3331 Road Town, Tortola British Virgin Islands, VG 1110	10,532,931	56.99%
Common Stock	Seabreeze Capital Management 3511 Venture Drive Huntington Beach, CA 92649	930,821	5.04%

Security Ownership of Directors and Management

The following table sets forth information, as of March 2, 2012, regarding the number of shares of Common Stock beneficially owned by directors and executive officers that are named in the 2011 Summary Compensation Table, and all of HKN’s directors and named executive officers as a group.  Each director and executive officer has sole voting and investment power with respect to the shares beneficially owned by him/her.

Name	Number of Shares Beneficially Owned		Percent of Class
Michael M. Ameen, Jr.	2,600		*
Mikel D. Faulkner	3,000		*
Dr. J. William Petty	3,248		*
Alan G. Quasha	0	(1)	*
H.A. Smith	1,349		*
Kenneth E. DeBerry, Jr.	0		*
Rodger L. Ehrlish	0		*
Sarah B. Gasch	0		*
All directors and named executive officers as a group (8 persons)	10,197		*

*	Less than 1%
(1)
Does not include 10,532,931 shares beneficially owned by Brean Murray Carret Group, Inc. (“Brean”). Mr. Alan Quasha is the brother of Wayne Quasha, who is deemed to be the beneficial owner of Brean through the AQ, JQ and WQ Trusts but Mr. Alan Quasha disclaims any beneficial ownership of these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

DIRECTOR INDEPENDENCE

Dr. J. William Petty, Michael M. Ameen, Jr. and H. A. Smith have been determined by our Board of Directors to meet the requirements for independence under the listing standards of the NYX and SEC Rules, and “financially literate or sophisticated” as required by and in compliance with the listing standards of the NYX and the regulations of the SEC.  Our Board of Directors based its conclusions regarding the independence of these directors on (i) the fact that none of such persons is an executive officer or employee of the Company; and (ii) its opinion that none of such persons has a relationship which will interfere with the exercise of independent judgment in carrying out the responsibilities of such director. Our Board of Directors intends to analyze the independence issue annually to promote arms-length oversight.

As of March 2, 2012, our largest shareholder, Brean, beneficially owned 56.99% of the combined voting power of our Common Stock.  Brean is in a position to exercise significant influence over the election of our Board of Directors and other matters.

RELATED PARTY TRANSACTIONS

There are currently no proposed transactions with related parties except those described below.

On January 31, 2012, we issued a Loan Agreement, (the “Loan”), with Global in exchange for cash in the principal amount of $12 million. The Loan is currently unsecured, but we can require Global to provide adequate collateral security in the event of a material adverse effect.  The Loan is due and payable to us on or before September 30, 2013. The Loan earns interest at 10.5% per annum. Accrued and unpaid interest on the outstanding principal amount is due and payable on the last day of each quarter, commencing March 31, 2012. Global also paid us a 1.75% transaction fee of approximately $210 thousand.

In September 2010, we issued a Senior Secured Loan and Security Agreement with Global (“Global Note Receivable”) in exchange for cash in the principal amount of $5 million.  Our CEO, Mr. Mikel Faulkner, serves as Chairman of Global.  At December 31, 2011, the outstanding principal amount of the Global Note Receivable was $5 million. During February 2011, we agreed to extend the maturity date of our Global Note Receivable by one year, resulting in a new maturity date of September 14, 2012.  In association with this amendment, we also increased the interest rate from 10% up to 10.5%. During the years ended December 31, 2011 and 2010, Global paid $523 thousand and $147 thousand, respectively, in interest under the note receivable agreement. In addition, Global paid a $60 thousand transaction fee related to the origination of the note in 2010. This note is fully secured by oil producing assets of Global, and interest is paid on a monthly basis.

During August 2011, pursuant to the rules of the AIM, HKN elected to make an offer for Global shares at a price of 72 pence per share. The offer commenced on September 9, 2011 and closed on September 30, 2011. At the closing date of the offer, 233 thousand shares were tendered for $266 thousand, increasing our ownership from 33.25% to 33.88%.

During 2011, HKN and Quadrant, a related party, entered into a Securities Exchange Agreement pursuant to which HKN agreed to purchase all outstanding units of BWI over several months. Mr. Alan Quasha, Chairman of the Board of HKN, is the brother of Wayne Quasha, who is deemed to be the beneficial owner of Quadrant through the AQ, JQ and WQ Trusts, but Mr. Alan Quasha disclaims any beneficial ownership of these shares. During 2011, HKN purchased an additional 47.91% of the outstanding units of BWI in exchange for the issuance of 1,286,223 restricted shares of our common stock. Thus, at December 31, 2011, we own 100% of BWI and direct their operations and consolidate the assets and liabilities of BWI and their results of operations in our consolidated financial statements.

The Audit Committee Charter authorizes our Audit Committee to review and approve all related party transactions in the absence of a separate committee being established by our Board for that purpose.  The Audit Committee and a Special Committee composed of Messrs. Ameen, Smith and Petty both reviewed and approved the Global loans and related amendment, and the same parties also reviewed and approved the BWI transaction prior to our investment in BWI as well as the purchase of additional Global shares as a result of the mandatory cash offer. Other than as addressed in the Audit Committee Charter, we do not employ specific written procedures for the review, approval or ratification of related party transactions involving our directors, officers and employees or their family members, but we consider such transactions on a case-by-case basis.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Hein & Associates LLP (“Hein”) served as HKN’s independent registered public accounting firm for the years ended December 31, 2011 and 2010.

The following table sets forth information concerning the fees billed by HKN’s independent registered public accountants during the last two fiscal years.

	2011	2010
Audit Fees	$118,800	$128,200
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Audit Fees include fees billed for the audit of the consolidated financial statements and quarterly reviews of unaudited financial statements.

The Audit Committee, or a designated member thereof, pre-approves audit and non-audit services rendered by its independent registered public accounting firm to HKN and its subsidiaries. If pre-approval authority is delegated, the delegate must report back to the Audit Committee at the first Audit Committee meeting following any approval.  For the fiscal year 2011, 100% of all audit and non-audit services were pre-approved by the Audit Committee, which concluded that the provision of such services by HKN’s independent registered public accounting firm was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.  All persons involved in the services performed by Hein during 2011 were permanent, full-time employees of Hein.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       The following documents are filed as a part of this Annual Report:

(1) Financial Statements included in Part II of this Annual Report:
Page
HKN, Inc. and Subsidiaries
-- Report of Independent Registered Public Accounting Firm	20
-- Consolidated Balance Sheets -- December 31, 2011 and 2010	21
-- Consolidated Statements of Operations for the two years ended
December 31, 2011	22
-- Consolidated Statements of Stockholders’ Equity for the two years ended
December 31, 2011	23
-- Consolidated Statements of Cash Flows for the two years ended
December 31, 2011	24
-- Notes to Consolidated Financial Statements	25

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

4.11
Amendment to Rights Agreement by and between HKN, Inc. and American Stock Transfer and Trust Company, as Rights Agent, dated April 4, 2008 (filed as Exhibit 4.1 to HKN’s current report on Form 8-K dated April 4, 2008, file No. 1-10262, and incorporated by reference herein).

4.12
Amendment to Rights Agreement by and between HKN, Inc. and American Stock Transfer and Trust Company, as Rights Agent, dated October 26, 2010 (filed as Exhibit 4.12 to HKN’s Form S-3 dated October 29, 2010, file No. 333-170218, and incorporated by reference herein).

*10.1	Purchase and Sale Agreement between Xplor Energy SPV-I, Inc. and Texas Petroleum Investment Company dated November 17, 2011.

*21	Subsidiaries of HKN, Inc.

*23.1	Consent of Independent Registered Public Accounting Firm – Hein & Associates, LLP

*24	Power of Attorney

*31.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (“S.O. Act”)

*31.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 302 of the S.O. Act

*32.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

*32.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

*101.INS**	XBRL Instance

*101.SCH**	XBRL Taxonomy Extension Schema

*101.CAL**	XBRL Taxonomy Extension Calculation

*101.DEF**	XBRL Taxonomy Extension Definition

*101.LAB**	XBRL Taxonomy Extension Labels

*101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2012.

HKN, INC.

/s/ Sarah B. Gasch
By: Sarah B. Gasch, Executive Vice President and
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 2, 2012.

Signature	Title

/s/ Sarah B. Gasch	Executive Vice President and Chief Financial Officer
Sarah B. Gasch	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mikel D. Faulkner	Director, Chief Executive Officer and President
Mikel D. Faulkner	(Principal Executive Officer)

/s/ Michael M. Ameen, Jr. *	Director
Michael M. Ameen, Jr.

/s/ Dr. J. William Petty *	Director
Dr. J. William Petty

/s/ Alan G. Quasha *	Director
Alan G. Quasha

/s/ H. A. Smith *	Director
H. A. Smith

/s/ Sarah B. Gasch
* By: Sarah B. Gasch, Attorney in-fact