Form 10-Q
period 2012-03-31
HKN, Inc.
filed 2012-05-08
CIK 313478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares of Common Stock, par value $0.01 per share, outstanding as of May 1, 2012 was 17,560,244.

HKN, INC.
INDEX TO QUARTERLY REPORT
March 31, 2012

HKN, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands, except for share and per share amounts)

	March 31,	December 31,
	2012	2011
Assets

Current Assets:
Cash and cash equivalents	$29,716	$43,431
Accounts receivable, net	-	16
Accounts receivable - related party	48	-
Note receivable - related party	5,000	5,000
Assets of discontinued operations	387	596
Prepaid expenses and other current assets	265	210
Total Current Assets	35,416	49,253

Construction in progress - OHSOL plants	886	631
Weathered lagoon plant	6,236	6,236
Office equipment and other	201	762
Accumulated depreciation	(109)	(675)
Total Property and Equipment, net	7,214	6,954

Intangible assets, net	2,026	2,078
Long term note receivable - related party	12,000	-
Investment in Global	21,559	19,913
Total Assets	$78,215	$78,198

Liabilities and Stockholders' Equity

Current Liabilities:
Deferred income - related party	$189	$-
Liabilities of discontinued operations	1,086	1,392
Accrued liabilities and other	352	539
Income tax contingency	225	225
Preferred stock dividends	4	-
Total Current Liabilities	1,856	2,156

BWI contingency	800	800
Total Liabilities	2,656	2,956

Contingencies (Note 10)

Stockholders’ Equity:
Series G1 preferred stock, $1.00 par value; $100,000 liquidation value; 700,000 shares authorized; 1,000 shares outstanding	1	1
Series G2 preferred stock, $1.00 par value; $100,000 liquidation value; 100,000 shares authorized; 1,000 shares outstanding	1	1
Common stock, $0.01 par value; 24,000,000 shares authorized; 18,426,509 and 18,480,610 shares issued and outstanding, respectively	184	185
Treasury stock, at cost, 30,188 and 0 shares held, respectively	(70)	-
Additional paid-in capital	455,931	456,055
Accumulated deficit	(392,137)	(391,003)
Accumulated other comprehensive income	11,649	10,003
Total Stockholders' Equity	75,559	75,242
Total Liabilities and Stockholders' Equity	$78,215	$78,198

The accompanying Notes to the Consolidated Condensed Financial Statements are
an integral part of these Statements.

HKN, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except for share and per share amounts)

	Three Months Ended March 31,
	2012	2011

Revenues:
Total revenues	$-	$-

Operating costs and expenses:
Selling, general and administrative expenses	1,190	995
Depreciation and amortization	60	67
Total operating costs and expenses	1,250	1,062

Loss from operations	(1,250)	(1,062)

Other income and (expenses):
Interest and other income - related party	362	129
Interest and other income	12	14
Deferred income tax benefit	5	-
Total other income and (expenses)	379	143

Loss from continuing operations	(871)	(919)
Loss on disposal of discontinued operations	(82)	-
Income (loss) from discontinued operations	(177)	239
Net loss	(1,130)	(680)
Net loss attributable to noncontrolling interests	-	117
Net loss attributable to HKN, Inc. stockholders	(1,130)	(563)
Accrual of dividends related to preferred stock	(4)	(4)
Net loss attributed to common stock	$(1,134)	$(567)
Loss per common share from continuing operations	$(0.05)	$(0.08)
Income (loss) per common share from discontinued operations	(0.01)	0.02
Net loss per common share, basic and diluted	$(0.06)	$(0.06)
Weighted average common shares outstanding:
Basic and diluted	18,467,866	10,026,098

The accompanying Notes to the Consolidated Condensed Financial Statements are
an integral part of these Statements.

HKN, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011

Net loss	$(1,130)	$(680)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	664	679
Unrealized gain (loss) on investments	982	(4,754)
Other comprehensive income (loss)	1,646	(4,075)
Comprehensive income (loss)	516	(4,755)
Loss attributable to noncontrolling interests	-	117
Comprehensive income (loss) attributable to HKN, Inc. stockholders	$516	$(4,638)

The accompanying Notes to the Consolidated Condensed Financial Statements
are an integral part of these Statements.

HKN, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(1,130)	$(680)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60	67
Deferred income tax benefit	(5)	-
Loss on disposal of discontinued operations	82	-
Change in operating assets and liabilities:
Increase in accounts receivable and accounts receivable - related party	(32)	(71)
Increase in prepaid assets and other	(55)	(2)
Decrease in trade payables and other	(272)	(84)
Net cash from continuing operations	(1,352)	(770)
Net cash from discontinued operations	(179)	(204)
Net cash used in operating activities	(1,531)	(974)

Cash flows from investing activities:
Capital expenditures	(198)	(3)
Investing activities of discontinued operations, including net proceeds from the sale of oil and gas assets of $7.5 million	-	7,308
Issuance of note receivable to Global, net of a transaction fee of $210 thousand	(11,790)	-
Net cash (used in) provided by investing activities	(11,988)	7,305

Cash flows from financing activities:
Offering costs related to the rights offering	-	(95)
Purchase of treasury stock	(196)	-
Net cash used in financing activities	(196)	(95)

Net (decrease) increase in cash and cash equivalents	(13,715)	6,236
Cash and cash equivalents at beginning of period	43,431	4,815
Cash and cash equivalents at end of period	$29,716	$11,051

The accompanying Notes to the Consolidated Condensed Financial Statements
are an integral part of these Statements.

HKN, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(unaudited)

(1)           BASIS OF PRESENTATION

Our accompanying consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to prevent the information presented from being misleading. In our opinion, these consolidated condensed financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2012 and December 31, 2011, the results of our operations for the three months presented as of March 31, 2012 and 2011 and changes in our cash flows for the three months presented as of March 31, 2012 and 2011. The December 31, 2011 consolidated condensed balance sheet information is derived from audited financial statements. All adjustments represent normal recurring items. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain prior year amounts have been reclassified to conform to the 2012 presentation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation – The consolidated condensed financial statements include the accounts of all companies that we, through our direct or indirect ownership or share-holding, were provided the ability to control their operating policies and procedures.  All significant intercompany balances and transactions have been eliminated.

As of March 31, 2012, we owned less than a majority of the common shares of Global Energy Development PLC (“Global”) and did not possess the legal power to direct their operating policies and procedures. We have concluded that Global was not a Variable Interest Entity (“VIE”) as defined by the Financial Accounting Standards Board (“FASB”) at March 31, 2012.

Accumulated Other Comprehensive Income – Comprehensive income includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Changes in our accumulated other comprehensive income during the period is as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain on Investments	Accumulated Other Comprehensive Income

Balance as of December 31, 2011	$198	$9,805	$10,003
Current period other comprehensive income	664	982	1,646
Balance as of March 31, 2012	$862	$10,787	$11,649

Fair Value of Financial Instruments – Financial instruments are stated at fair value as determined in good faith by management. Factors considered in valuing individual investments include, without limitation, available market prices, reported net asset values, marketability, restrictions on disposition, current financial position and operating results, and other pertinent information.

We carry our financial instruments, including cash, our common stock investment in Global and our Global note receivables, at their estimated fair values. Our investment in ordinary shares of Global has been designated as available for sale rather than a trading security. The associated unrealized gains and losses on our available for sale investment are recorded to other comprehensive income until realized and are reclassified into earnings using specific identification.  The fair value of our investment in the ordinary shares of Global is based on prices quoted in an active market.  Our investment in Global is classified as a non-current asset in our accompanying consolidated condensed balance sheets.

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

The BriteWater International, Inc. (“BWI”) weathered lagoon plant of $6.2 million within property and equipment on our consolidated condensed balance sheets has not been depreciated at March 31, 2012, as it has not been placed in service as of the date of these financial statements. In addition, OHSOL plants in Construction in Progress of $886 thousand within property and equipment on our consolidated condensed balance sheets are not subject to depreciation while they are under construction. They will be placed in use and subject to depreciation once construction is completed.

Other property and equipment, which includes computer equipment, computer hardware and software, furniture and fixtures, leasehold improvements and automobiles, is recorded at cost and is generally depreciated on a straight-line basis over the estimated useful lives of the assets. During the first quarter 2012, we wrote off our fully depreciated property and equipment from our consolidated condensed balance sheet. For the three months ended March 31, 2012 and 2011, we have recorded depreciation expense related to other property and equipment of $9 thousand and $16 thousand, respectively.

Intangible Assets – Our intangible assets consist of patents acquired in connection with our investment in BWI. At March 31, 2012, the fair value of our patents was $2.6 million, which is amortized on a straight-line basis over a period of 6-21 years, based on their contractual lives. Accumulated amortization in the amount of $565 thousand has been recorded since our initial investment in BWI. For the three months ended March 31, 2012 and 2011, we have recorded amortization expense related to these patents of $51 thousand, respectively.

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

Recent Accounting Pronouncements – In June 2011, the FASB issued guidance related to the “Presentation of Comprehensive Income”. This new guidance requires entities to report components of comprehensive income in either a single continuous financial statement or in two separate but consecutive financial statements. This disclosure is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have included the required disclosures in these consolidated condensed financial statements.

(2)           BRITEWATER INTERNATIONAL, INC.

Our wholly-owned subsidiary, BWI, owns the patented oilfield emulsion breaking “OHSOL” technology. BWI and its subsidiary, Arctic Star Alaska, Inc. (“Arctic Star”), have entered into contracts which grant it the right to process and dispose of certain oilfield emulsion waste materials on the Alaskan North Slope.  Arctic Star is currently planning the design and construction of a processing plant on the Alaskan North Slope which will allow for the recovery of oil from emulsion waste materials which are currently lost during the disposal process. BWI has also begun the planning and design phase for a mobile processing plant which will utilize this OHSOL technology and is also working to secure contracts for the operation of its existing weathered lagoon plant internationally.

BWI Results of Operations - For the three months ended March 31, 2012 and 2011, we recognized losses of $475 thousand and $286 thousand, respectively, related to BWI in our consolidated condensed statements of operations. Of this amount, $117 thousand was related to noncontrolling interests during the period ended March 31, 2011 due to the fact we owned 52.09% of BWI during this period. During the remainder of 2011, we purchased the remaining units of BWI and therefore had no remaining noncontrolling interests at December 31, 2011.

BWI Contingency –BWI has a contingent liability of $800 thousand which may be payable upon the conclusion of certain performance events related to BWI’s equipment. There were no changes to the BWI liability recorded during the three months ended March 31, 2012.

(3)           INVESTMENT IN GLOBAL

Our non-current available-for-sale investment consists of our ownership of approximately 34% of Global’s outstanding ordinary shares. At March 31, 2012 and December 31, 2011, our investment in Global was equal to the market value of Global’s ordinary shares as follows (in thousands, except for the share amounts):

	March 31, 2012	December 31, 2011

Shares of Global Stock held by HKN	12,126,768	12,126,768

Closing price of Global Stock	£1.11	£1.06

Foreign Currency Exchange Rate	1.6016	1.5490

Market Value of Investment in Global	$21,559	$19,913

The foreign currency translation adjustment of approximately $664 thousand and the unrealized gain on investment of $982 thousand for these changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the three months ended March 31, 2012.

(4)           NOTES RECEIVABLE – RELATED PARTY

In September 2010, we issued a Senior Secured Loan and Security Agreement with Global (“Global Note Receivable”) in exchange for cash in the principal amount of $5 million.  At March 31, 2012, the outstanding principal amount of the Global Note Receivable was $5 million. The Global Note Receivable is due and payable to us on or before September 14, 2012 and bears interest at 10.5% per annum. During the three months ended March 31, 2012 and 2011, Global paid $131 thousand and $129 thousand, respectively, in interest under the Global Note Receivable. This note is fully secured by oil producing assets of Global, and interest is paid on a monthly basis.

In January 2012, we executed a separate Loan Agreement (the “Global Loan”) with Global which provides the principal amount of $12 million. The Global Loan is currently unsecured, but we can require Global to provide adequate collateral security in the event of a material adverse effect, as determined in our sole discretion. The Global Loan is due and payable to us on or before September 30, 2013 and bears interest at 10.5% per annum. Accrued and unpaid interest on the outstanding principal amount is due and payable on the last day of each quarter. During the three months ended March 31, 2012, Global paid $210 thousand in interest under the Global Loan. Global also paid to us a 1.75% transaction fee of approximately $210 thousand, of which $189 thousand is deferred at March 31, 2012 and will be recognized over the term of the Global Loan.

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

We used the following recurring fair value measurements for certain of our assets during the three months ended March 31, 2012:

Level 1 Classification:

Investment in Global – Global’s ordinary shares are publicly traded on the Alternative Investment Market (“AIM”), a market operated by the London Stock Exchange, with quoted prices in active markets. Accordingly, the fair value measurements of these securities have been classified as Level 1.

The following tables present recurring financial assets which are carried at fair value as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
	Level 1	Level 2	Level 3
Investment in Global (cost method)	$21,559	$-	$-
Total assets at fair value	$21,559	$-	$-

	December 31, 2011
	Level 1	Level 2	Level 3
Investment in Global (cost method)	$19,913	$-	$-
Total assets at fair value	$19,913	$-	$-

(6)           DISCONTINUED OPERATIONS

As a result of the sales of our oil and gas properties and the abandonment of our coalbed methane projects during 2011, all related coalbed methane and oil and gas assets and liabilities and revenues and expenses are included as discontinued operations on the consolidated condensed balance sheets and consolidated condensed statements of operations, respectively, for all periods presented.

The carrying amounts of the major classes of assets and liabilities for our discontinued oil and gas operations are summarized below (in thousands):

	March 31,	December 31,
	2012	2011

Current Assets:
Accounts receivable, net	$387	$594
Total Current Assets	387	594
Other assets	-	2
Total Assets of Discontinued Operations	$387	$596
Current Liabilities:
Trade payables	$12	$19
Revenues and royalties payable	30	323
Accrued liabilities and other	1,044	1,050
Total Current Liabilities	1,086	1,392
Total Liabilities of Discontinued Operations	$1,086	$1,392

Included in our accrued liabilities and other at March 31, 2012 are $296 thousand for plugging and abandonment projects for three wells at our Lake Raccourci field which were retained because they started before the field was sold in November 2011, as well as estimated plugging and abandonment costs for the pilot wells in our abandoned Coalbed Methane prospects.

The revenues and net income before income tax associated with our discontinued oil and gas operations are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011

Revenues and other:
Oil and gas operations	$-	$2,359
Oil and gas processing and handling income	-	326
Total revenues from discontinued operations	$-	$2,685
Income (loss) from discontinued operations before taxes	$(177)	$239

 (7)           SEGMENT INFORMATION

Operating Segment Information - Our HKN operating segment performs general corporate activities such as corporate reporting and governance, financing of current operations and their expansion and the evaluation of new investment opportunities.

We have a separate operating segment for BWI. BWI holds patents for an oilfield emulsion breaking “OHSOL” technology. This environmentally clean process can be used to purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids and to reduce the environmental impact for disposition of residual fuels and waste materials. BWI has also begun the planning and design phase for two new plants which will utilize this technology. Please see Note 2 –“BriteWater International, Inc.” for further discussion.

Our accounting policies for each of our operating segments are the same as those for our consolidated condensed financial statements. Intersegment interest income and intersegment expenses between HKN and BWI have been eliminated in consolidation. There were no intersegment sales or transfers for the periods presented.

Our financial information, expressed in thousands, for each of our operating segments for the three months ended March 31, 2012 and 2011 is as follows:

	For the Three Months Ended March 31, 2012

	HKN	BWI	Eliminations	Consolidated

Revenues	$-	$-	$-	$-
Selling, general and administrative expenses	(818)	(372)	-	(1,190)
Depreciation and amortization	(6)	(54)	-	(60)
Interest and other expenses	-	(49)	49	-
Interest and other income - related party	411	-	(49)	362
Interest and other income	12	-	-	12
Deferred income tax benefit	5	-	-	5
Segment loss from continuing operations	(396)	(475)	-	(871)
Capital Expenditures	$3	$195	$-	$198
Total Assets	$77,914	$9,442	$(9,141)	$78,215

	For the Three Months Ended March 31, 2011

	HKN	BWI	Eliminations	Consolidated

Revenues	$-	$-	$-	$-
Selling, general and administrative expenses	(798)	(197)	-	(995)
Depreciation and amortization	(16)	(51)	-	(67)
Interest and other expenses	-	(38)	38	-
Interest and other income - related party	167	-	(38)	129
Interest and other income	14	-	-	14
Segment loss from continuing operations	(633)	(286)	-	(919)
Capital Expenditures	$3	$-	$-	$3
Total Assets	$69,521	$9,382	$(5,208)	$73,695

(8)           STOCKHOLDERS’ EQUITY

No changes in the number of preferred shares occurred during the three months ended March 31, 2012. The changes in the number of common and treasury shares held during the three months ended March 31, 2012 are as follows:

	Shares
Description	Common	Treasury
Balance as of December 31, 2011	18,480,610	-
Shares repurchased	-	84,289
Shares retired	(54,101)	(54,101)
Balance as of March 31, 2012	18,426,509	30,188

Treasury Stock – At March 31, 2012 and December 31, 2011, we held approximately 30 thousand shares and no shares, respectively, of treasury stock. During the three months ended March 31, 2012, we purchased approximately 84 thousand shares and retired approximately 54 thousand shares of our common stock. As of March 31, 2012, approximately 42 thousand shares remained available for repurchase under our repurchase program. In April 2012, an additional 1 million shares were approved for repurchase under this program. See Note 12 – “Subsequent Events,” for further information.

Additional Paid in Capital - Additional paid in capital decreased by $124 thousand during the period ended March 31, 2012 due to the purchase and retirement of our common stock.

(9)           EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock. The following table sets forth the computation of basic and diluted income (loss) per share for the three months ended March 31, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Net Loss Attributed to Common Stock	Weighted- Average Shares	Per Share Loss	Net Income (Loss) Attributed to Common Stock	Weighted- Average Shares	Per Share Income (Loss)
Basic EPS:
Loss from continuing operations (B)	$(875)		$(0.05)	$(806)		$(0.08)
Income (loss) from discontinued operations	(259)		(0.01)	239		0.02
Net loss attributed to common stock	$(1,134)	18,468	$(0.06)	$(567)	10,026	$(0.06)
Effect of dilutive securities
Preferred stock and put/call option (A)	-	-	-	-	-	-
Diluted loss per share	$(1,134)	18,468	$(0.06)	$(567)	10,026	$(0.06)

(A)
Our Series G1 preferred, Series G2 preferred and BWI put option for the three months ended March 31, 2012 and 2011 included 461 shares and 4,410 shares, respectively, which were issuable upon their conversion in the period presented and were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

(B)
Includes accrual of dividends related to preferred stock for the three months ended March 31, 2012 and 2011 of $4 thousand respectively. Also includes loss attributable to noncontrolling interests of $117 thousand for the three months ended March 31, 2011.

(10)           CONTINGENCIES

BWI Contingencies - Please See Note 2 – “BriteWater International, Inc.” for further discussion on BWI contingencies.

IRS Examination - During 2008, we received a proposed adjustment to our federal tax liability for the calendar year 2005.  The proposed adjustment relates to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserts that the Company recognized a gain for ACE purposes on the sale of the Global PLC stock in 2005.  In its proposed adjustment, the IRS alleged we owe approximately $3.6 million in tax for the year ended December 31, 2005. Penalties and interest calculated through March 31, 2012 in the amount of approximately $2.8 million could also be assessed. ASC 740, Income Taxes, prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. This guidance also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Utilizing the process outlined above, we have recorded an income tax contingency for this item, including interest and penalties, of $225 thousand in our consolidated condensed financial statements based, in part, on a preliminary indication of a fair value assessment of the Global stock.

We filed a formal protest with the IRS Appeals Office during 2008 and a supplement to the written protest which included a third party valuation report supporting the basis of our recognized gain recorded for ACE purposes during April 2009. In February 2011, the IRS requested and we agreed to extend the statute of limitations to April 2012. Also during 2011, the IRS prepared and sent an internal memorandum outlining its position regarding the basis of our gain recorded for ACE purposes. In response, HKN completed and finalized an additional third party valuation study as well as a rebuttal of the IRS internal memorandum, both of which provide additional support for our position. During April 2012, we agreed to and paid a tax settlement of $163 thousand with the IRS, including approximately $59 thousand in interest.

Environmental Contingencies – The Environmental Protection Agency (“EPA”) visited our Main Pass facility and issued a report during April 2008 which detailed minor housekeeping violations, several of which were corrected during the course of the inspection. We responded to this report during June 2008 with explanations of how each violation was fully remediated. During May 2010, we received a follow-up letter from the EPA requesting a meeting to discuss our June 2008 response. We held a meeting with the EPA during July 2010 to discuss a settlement, and we executed a settlement agreement with the EPA and paid fines of $28 thousand during the first quarter 2012.

Operational Contingencies – Our discontinued operations which consisted of the exploration, development and production of oil and gas assets were subject to various federal and state laws and regulations designed to protect the environment. Compliance with these regulations was part of our day-to-day operating procedures. Infrequently, accidental discharge of such materials as oil, natural gas or drilling fluids can occur and such accidents can require material expenditures to correct. We maintained levels of insurance we believed to be customary in the industry to limit our financial exposure.

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

TPIC has asserted a claim in the amount of approximately $1.5 million against XPLOR for costs, fees and damages that TPIC allegedly incurred or suffered as a result of the alleged salt water system defects and in relation to repairing the facilities.  Although due to the inherent uncertainties of threatened litigation, we cannot accurately predict the ultimate outcome of the matter, at March 31, 2012, we did not record a contingency related to TPIC’s allegations as we do not currently believe that it is probable that HKN or XPLOR would be responsible for the costs, fees and damages incurred by TPIC as a result of the salt water disposal incident or third party or governmental claims, if any, resulting therefrom.  We intend to vigorously defend any assertions related to the above alleged incident.  The range of estimated loss related to the current threatened ligation by TPIC is currently estimated not to exceed $1.5 million.

(11)           RELATED PARTY TRANSACTIONS

Our related party transactions primarily consist of our $5 million and $12 million note receivables with Global at March 31, 2012.  Our CEO, Mikel Faulkner, serves as Chairman of Global.  Please see Note 4 - “Notes Receivable – Related Party” for additional information on our note receivables with Global.

(12)           SUBSEQUENT EVENTS

  2012 Equity Compensation Plan – During April 2012, BWI adopted the 2012 Equity Compensation Plan (the “BWI Plan”), which will be administered by the Compensation Committee (the “Committee”) of HKN’s Board of Directors. The Committee will have complete and absolute authority to make any and all decisions regarding the administration of the BWI Plan, and all employees of BWI and its parent and subsidiaries are eligible to receive awards under the BWI Plan.  An aggregate of 100,000 shares of common stock of BWI (10% of BWI currently outstanding shares of common stock) have been reserved for potential issuance pursuant to awards under the BWI Plan.

Awards under the BWI Plan will be in the form of nonqualified stock options.  The Committee will have complete and absolute authority to set the terms, conditions and provisions of each award, including the size of the award, the exercise or base price, the vesting and exercisability schedule (including provisions regarding acceleration of vesting and exercisability) and termination, cancellation and forfeiture provisions, subject to limitations on the exercise price and term under the BWI Plan.  In particular, the exercise price for a stock option granted under the BWI Plan may not be less than 100% of the fair market value of the stock on the award date, and no stock option granted under the BWI Plan may expire more than ten years after the award date. Currently, 40 thousand options have been granted to BWI employees and directors under the plan. These options vest ratably over 3 years and carry an exercise price of $14.50 per BWI share.

Stock Repurchase Program – During April 2012, our Board of Directors authorized an amendment to the existing repurchase plan allowing us to buyback an additional 1 million shares of our common stock. Following this approval, we repurchased approximately 791 thousand of our common shares for $2.4 million from a shareholder in a privately negotiated transaction pursuant to our repurchase program. Following this transaction, we are authorized to repurchase up to 206 thousand additional shares under our amended repurchase program.

Stockholder Rights Plan – During April 2012, we amended the existing Rights Agreement. Under this amendment, the expiration of the Rights was accelerated from April 6, 2018 to May 30, 2012. The effect of this amendment is that our outstanding Rights will expire on May 30, 2012 and the shareholder’s rights plan pursuant to which Rights have been issued will be of no further force or effect.

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our business and the results of our operations.  It should be read in conjunction with the consolidated condensed financial statements and the related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2011. Certain statements made in our discussion may be forward-looking.  Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing HKN, Inc. and its consolidated subsidiaries on a consolidated basis.

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

As a result of the sales of our oil and gas properties and the abandonment of our coalbed methane projects during 2011, all related oil and gas assets and liabilities and revenues and expenses are included as discontinued operations on the consolidated condensed balance sheets and consolidated condensed statements of operations, respectively, for all periods presented. The divestiture of these assets has given us the opportunity to redeploy capital into areas of the oil and gas industry which may generate greater value for our shareholders while bearing significantly lower operational and regulatory risks.

BriteWater International, Inc.

We have a wholly-owned subsidiary, BWI, which owns the patented oilfield emulsion breaking “OHSOL” technology. This is an environmentally-clean continuous process technology that can purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids, thereby reducing the environmental impact and operating costs of the disposition of residual fuels and waste materials while recovering valuable oil. This technology has been successfully tested by pilot plants in multiple refineries as well as a mobile OHSOL unit in a demonstration in Prudhoe Bay, Alaska, all of which proved the effectiveness of the OHSOL emulsion breaking technology to recover valuable hydrocarbons and reduce wastes. BWI is currently designing standardized OHSOL modules which can be used for both upstream and downstream applications in the oil and gas industry, including oil field and refinery emulsions and oil spill remediation. BWI also has an existing purpose-built plant which can be used to break emulsions found in weathered lagoon pits. BWI continues to market this plant and hopes to deploy this plant to a location in North Africa or the Middle East during the second half of 2012.

BWI and its wholly-owned subsidiary, Arctic Star Alaska, Inc. (“Arctic Star”) signed contracts during 2011 and 2012 which grant right of first refusal for oilfield emulsions generated in certain fields on the Alaska North Slope (“ANS”). Arctic Star has identified a location on the ANS on which it will locate one of the standardized plant designs. This plant will allow Arctic Star to recover saleable crude oil from oil field waste for sale into the market. Arctic Star anticipates that construction of the plant will begin during the second half of 2012.

International Energy Investment – Global Energy Development PLC

At March 31, 2012 and December 31, 2011, we held an investment in Global through our ownership of approximately 34% of Global’s ordinary shares. We account for our ownership of Global shares as a cost method investment. Global is a petroleum exploration and production company focused on Latin America. Global’s shares are traded on the Alternative Investment Market (“AIM”), a market operated by the London Stock Exchange.

On January 31, 2012, we executed a separate Loan Agreement (the “Global Loan”) with Global which carries a principal amount of $12 million.  The Global Loan is currently unsecured, but we can require Global to provide adequate collateral security in the event of a material adverse effect, determined at our sole discretion. The Global Loan is due and payable to us on or before September 30, 2013 and bears interest at 10.5% per annum. Accrued and unpaid interest on the outstanding principal amount is due and payable on the last day of each quarter, commencing March 31, 2012. Global also paid to us a 1.75% transaction fee of approximately $210 thousand, of which $189 thousand is deferred at March 31, 2012 and will be recognized over the term of the Global Loan.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued guidance related to the “Presentation of Comprehensive Income”. This new guidance requires entities to report components of comprehensive income in either a single continuous financial statement or in two separate but consecutive financial statements. This disclosure is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have included the required disclosures within our consolidated condensed financial statements.

RESULTS OF OPERATIONS

The following is our discussion and analysis of significant components of our operations which have affected our operating results and balance sheet during the three months ended March 31, 2012 and 2011 included in the accompanying consolidated condensed financial statements.

Results of Continuing Operations for the Quarterly Periods Ended March 31, 2012 Compared to March 31, 2011

Our loss from continuing operations decreased from $919 thousand in the first quarter 2011 to $871 thousand for the first quarter 2012. The majority of the decrease was due to increased interest income from our related party in the current year which was offset by increased expenses at BWI. We sold our oil and gas properties, which have been removed from operations as a discontinued business for all periods presented, late in 2011. We are actively working to develop our BWI segment in order to begin generating operating revenues during 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased slightly from $995 thousand for the first quarter 2011 to $1.2 million for the first quarter 2012 primarily due to additional personnel and consulting expenses as we further develop BWI and its technology during 2012. We anticipate that our selling, general and administrative expenses may increase in future periods as we dedicate additional resources to the commercial development of BWI. However, we continue to monitor and minimize our controllable costs.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased 10% in the first quarter 2012 primarily due to a decrease in depreciation expense as a result of other property and equipment items becoming fully depreciated during 2011.

Interest and Other Income – Related Party

Interest and other income from our related party increased from $129 thousand in the first quarter 2011 to $362 thousand in the first quarter 2012, primarily as a result of the interest earned on the Global Loan which was issued in January 2012.

Interest and Other Income

Interest and other income remained relatively consistent decreasing from $14 thousand in the first quarter 2011 to $12 thousand in the first quarter 2012.

Deferred Income Tax Benefit

We recognized a deferred income tax benefit of $5 thousand in the first quarter 2012 due to the reversal of an accrued income tax liability.

Income (Loss) from Discontinued Operations

Our income (loss) from discontinued operations decreased from income of $239 thousand in the first quarter 2011 to a loss of $177 thousand for the first quarter 2012. The decrease in the current year is mainly due to additional legal costs resulting from the sale of the oil and gas properties and bad debt expense on a potentially uncollectible oil and gas receivable account.

Loss on Disposal of Discontinued Operations

We recognized an adjustment to the loss on the 2011 sales of our remaining Gulf Coast oil and gas properties of $82 thousand during the first quarter 2012 as a result of additional purchase price adjustments related to capital expenditures which were incurred prior to the effective date of the sales as well as anticipated increases in plugging and abandonment costs for retained liabilities.

LIQUIDITY AND CAPITAL STRUCTURE

Financial Condition

	March 31,	December 31,
(Thousands of dollars)	2012	2011
Current ratio	19.08 to 1	22.84 to 1
Working capital (1)	$33,560	$47,097
Total debt	$-	$-
Total cash less debt	$29,716	$43,431
Total stockholders' equity	$75,559	$75,242
Total liabilities to equity	0.04 to 1	0.04 to 1

(1) Workng capital is the difference between current assets and current liabilities.

The decrease in our working capital as of March 31, 2012 as compared to December 31, 2011 is primarily due to the issuance of the $12 million long-term Global Loan in January 2012 and working capital used during the first quarter of approximately $1 million.

Cash on hand, generated from the rights offering along with proceeds from our oil and gas property divestitures during 2011, will be used to acquire or invest in energy-based businesses, securities, working interests and other oil, natural gas and energy-related investments, properties, products and technologies, which may include those we already own interests in, to assist in the development of projects to commercialize the OHSOL technology, as well as for general corporate purposes.

We used approximately $198 thousand for capital expenditures during the 2012 period, the majority of which were for capitalized general and administrative costs that are directly related to the two BWI plants currently under development.

We had a cash balance of approximately $29.7 million at March 31, 2012. We anticipate this cash balance on hand will adequately fund our 2012 operating cash flow, and other capital resources, if needed, will be available to fund our planned capital expenditures and other investing activity.

We may continue to deploy cash to acquire or invest in energy-related businesses, securities, or for discretionary capital expenditures. We may also seek to raise financing through the issuance of equity, debt and convertible debt instruments, if needed, for utilization of acquisition, development or investment opportunities as they arise. We may also reduce our ownership interests in any of our investments through strategic sales under certain conditions.

Capital Structure

At March 31, 2012, if our remaining convertible preferred stock were converted we would be required to issue the following amounts of our common stock:

Instrument	Conversion Price (a)	Shares of Common Stock Issuable at March 31, 2012
Series G1 Preferred	$280.00	357
Series G2 Preferred	$67.20	1,488
Common Stock Potentially Issued Upon Conversion		1,845

(a)	Certain conversion prices are subject to adjustment under certain circumstances.

Significant Ownership of our Stock

As of March 31, 2012, Brean Murray Carret Group Inc. (“Brean”) beneficially owned approximately 57.26% of the combined voting power of our outstanding common stock. This entity is beneficially owned by Wayne Quasha through the AQ, JQ and WQ Trusts. Mr. Alan Quasha, Chairman of the Board of Directors of HKN, is the brother of Wayne Quasha, who is deemed the beneficial owner of Brean, but Mr. Alan Quasha disclaims any beneficial ownership of these shares. Brean is in a position to exercise significant influence over the election of our Board of Directors and other matters.

Cash Flows

Net cash flow used by operating activities during the three months ended March 31, 2012 was $1.5 million, as compared to $974 thousand in the prior year period. Net cash used by continuing operations increased from $770 thousand to $1.4 million, primarily as a result of increased development costs at BWI. Cash used by discontinued operations slightly decreased from $204 thousand to $179 thousand. Our cash on hand at March 31, 2012 totaled approximately $29.7 million.

           Net cash used by investing activities during the three months ended March 31, 2012 was $12 million, as compared to cash provided by of $7.3 million in the prior year period. This decrease was from the $11.8 million of net cash used to fund the Global Loan and $198 thousand used for capital expenditures, primarily related to the BWI plants currently under development. The 2011 cash flows contained cash generated of $7.3 million which was comprised of net sales proceeds from several of our oil and gas properties during the first quarter 2011 of approximately $7.5 million, reduced by capital expenditures for these properties of $192 thousand.

We had cash used by financing activities during the three months ended March 31, 2012 of $196 thousand related to treasury stock repurchases while 2011 had $95 thousand in cash used for costs related to the rights offering.

Obligations, Contingencies and Commitments

BWI Contingency –BWI has a contingent liability of $800 thousand related to an obligation which may be payable upon the conclusion of certain performance events related to BWI’s equipment. There were no changes to the BWI liability recorded during the three months ended March 31, 2012.

IRS Examination – During 2008, we received a proposed adjustment to our federal tax liability for the calendar year 2005.  The proposed adjustment relates to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserts that the Company recognized a gain for ACE purposes on the sale of the Global PLC stock in 2005.  In its proposed adjustment, the IRS alleged we owe approximately $3.6 million in tax for the year ended December 31, 2005. Penalties and interest calculated through March 31, 2012 in the amount of approximately $2.8 million could also be assessed. ASC 740, Income Taxes, prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. This guidance also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Utilizing the process outlined above, we have recorded an income tax contingency for this item, including interest and penalties, of $225 thousand in our consolidated condensed financial statements based, in part, on a preliminary indication of a fair value assessment of the Global stock.

We filed a formal protest with the IRS Appeals Office during 2008 and a supplement to the written protest which included a third party valuation report supporting the basis of our recognized gain recorded for ACE purposes during April 2009. In February 2011, the IRS requested and we agreed to extend the statute of limitations to April 2012. Also during 2011, the IRS prepared and sent an internal memorandum outlining its position regarding the basis of our gain recorded for ACE purposes. In response, HKN completed and finalized an additional third party valuation study as well as a rebuttal of the IRS internal memorandum, both of which provide additional support for our position. During April 2012, we agreed to and paid a tax settlement of $163 thousand with the IRS, including approximately $59 thousand in interest.

Environmental Contingencies – The Environmental Protection Agency (“EPA”) visited our Main Pass facility and issued a report during April 2008 which detailed minor housekeeping violations, several of which were corrected during the course of the inspection. We responded to this report during June 2008 with explanations of how each violation was fully remediated. During May 2010, we received a follow-up letter from the EPA requesting a meeting to discuss our June 2008 response. We held a meeting with the EPA during July 2010 to discuss a settlement and we executed a settlement agreement with the EPA and paid fines of $28 thousand during the first quarter 2012.

Operational Contingencies – Our discontinued operations which consisted of the exploration, development and production of oil and gas assets were subject to various federal and state laws and regulations designed to protect the environment. Compliance with these regulations was part of our day-to-day operating procedures. Infrequently, accidental discharge of such materials as oil, natural gas or drilling fluids can occur and such accidents can require material expenditures to correct. We maintained levels of insurance we believed to be customary in the industry to limit our financial exposure.

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

TPIC has asserted a claim in the amount of approximately $1.5 million against XPLOR for costs, fees and damages that TPIC allegedly incurred or suffered as a result of the alleged salt water system defects and in relation to repairing the facilities.  Although due to the inherent uncertainties of threatened litigation, we cannot accurately predict the ultimate outcome of the matter, at March 31, 2012, we did not record a contingency related to TPIC’s allegations as we do not currently believe that it is probable that HKN or XPLOR would be responsible for the costs, fees and damages incurred by TPIC as a result of the salt water disposal incident or third party or governmental claims, if any, resulting therefrom.  We intend to vigorously defend any assertions related to the above alleged incident.  The range of estimated loss related to the current threatened ligation by TPIC is currently estimated not to exceed $1.5 million.

Off-Balance Sheet Arrangements - As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2012, we were not involved in any unconsolidated SPE transactions and we have no off-balance sheet arrangements.

Treasury Stock - At March 31, 2012 and December 31, 2011, we held approximately 30 thousand shares and no shares, respectively, of treasury stock. During the three months ended March 31, 2012, we purchased approximately 84 thousand shares and retired approximately 54 thousand shares of our common stock. As of March 31, 2012, approximately 42 thousand shares remained available for repurchase under our repurchase program. Subsequently, in April 2012, an additional 1 million shares were approved for repurchase under this program. Following this approval, we repurchased approximately 791 thousand of our common shares for $2.4 million from a shareholder in a privately negotiated transaction pursuant to our repurchase program. Following this transaction, we are authorized to repurchase up to 206 thousand additional shares under our amended repurchase program.

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

We had no debt outstanding at March 31, 2012. If we seek to raise other equity or debt financing to fund capital expenditures or other acquisition and development opportunities, those transactions may be affected by the market value of our common stock.  If the price of our common stock declines, our ability to utilize our stock either directly or indirectly through convertible instruments for raising capital could be negatively affected. Further, raising additional funds by issuing common stock or other types of equity securities could dilute our existing stockholders, which dilution could be substantial if the price of our common stock decreases. Any securities we issue may have rights, preferences and privileges that are senior to our existing equity securities. Borrowing money may also involve pledging some or all of our assets.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 (c)           The following table provides information about purchases by us during the three months ended March 31, 2012, of our Common Stock.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 through January 31, 2012	-	$-	-	126,080
February 1, 2012 through February 29, 2012	-	$-	-	126,080
March 1, 2012 through March 31, 2012	84,289	$2.29	84,289	41,791
Total	84,289	$2.29	84,289	41,791

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit

3.1	Restated Certificate of Incorporation of HKN, Inc. (filed as Exhibit 3.1 to HKN’s Form 10-K dated February 28, 2006, File No. 1-10262, and incorporated herein by reference).

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

4.13
Amendment to Rights Agreement by and between HKN, Inc. and American Stock Transfer and Trust Company, as Rights Agent, dated April 30, 2012 (filed as Exhibit 4.1 to HKN’s current report on Form 8-K dated April 30, 2012, file No. 1-10262, and incorporated by reference herein).

*10.1	BriteWater International, Inc. 2012 Equity Compensation Plan

*31.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (“S.O. Act”)

*31.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 302 of the S.O. Act

*32.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

*32.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

*101.INS**	XBRL Instance

*101.SCH**	XBRL Taxonomy Extension Schema

*101.CAL**	XBRL Taxonomy Extension Calculation

*101.DEF**	XBRL Taxonomy Extension Definition

*101.LAB**	XBRL Taxonomy Extension Labels

*101.PRE**	XBRL Taxonomy Extension Presentation

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

HKN, Inc.
(Registrant)

Date: May 8, 2012	By:	/s/ Sarah B. Gasch
Sarah B. Gasch
Executive Vice President and
Chief Financial Officer