Form 10-Q
period 2012-06-30
HKN, Inc.
filed 2012-08-07
CIK 313478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares of Common Stock, par value $0.01 per share, outstanding as of August 1, 2012 was 17,482,479.

HKN, INC.
INDEX TO QUARTERLY REPORT
June 30, 2012

HKN, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands, except for share and per share amounts)

	June 30, 2012	December 31, 2011
Assets

Current Assets:
Cash and cash equivalents	$24,848	$43,431
Accounts receivable, net	75	16
Accounts receivable - related party	63	-
Note receivable - related party	5,000	5,000
Assets of discontinued operations	163	596
Prepaid expenses and other current assets	330	210
Total Current Assets	30,479	49,253

Construction in progress - plants	1,143	631
Weathered lagoon plant	6,236	6,236
Office equipment and other	202	762
Accumulated depreciation	(121)	(675)
Total Property and Equipment, net	7,460	6,954

Intangible assets, net	1,975	2,078
Long term note receivable - related party, net of $157 thousand deferred transaction fees	11,843	-
Investment in Global	15,836	19,913
Total Assets	$67,593	$78,198

Liabilities and Stockholders' Equity

Current Liabilities:
Trade payables	$65	$-
Liabilities of discontinued operations	247	1,392
Accrued liabilities and other	115	539
Income tax contingency	-	225
Total Current Liabilities	427	2,156

BWI contingency	800	800
Total Liabilities	1,227	2,956

Contingencies (Note 12)

Stockholders’ Equity:
Series G1 preferred stock, $1.00 par value; $100,000 liquidation value; 700,000 shares authorized; 1,000 shares outstanding	1	1
Series G2 preferred stock, $1.00 par value; $100,000 liquidation value; 100,000 shares authorized; 1,000 shares outstanding	1	1
Common stock, $0.01 par value; 24,000,000 shares authorized; 17,493,537 and 18,480,610 shares issued and outstanding, respectively	175	185
Treasury stock, at cost, 11,058 and 0 shares held, respectively	(27)	-
Additional paid-in capital	453,244	456,055
Accumulated deficit	(392,780)	(391,003)
Accumulated other comprehensive income	5,752	10,003
Total Stockholders' Equity	66,366	75,242
Total Liabilities and Stockholders' Equity	$67,593	$78,198

The accompanying Notes to the Consolidated Condensed Financial Statements are
an integral part of these Statements.

HKN, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues:
Total revenues	$-	$-	$-	$-

Operating costs and expenses:
Selling, general and administrative expenses	1,110	1,149	2,300	2,144
Depreciation and amortization	67	82	127	149
Total operating costs and expenses	1,177	1,231	2,427	2,293

Loss from operations	(1,177)	(1,231)	(2,427)	(2,293)

Other income:
Interest and other income - related party	478	132	840	265
Interest and other income	9	12	21	22
Income tax benefit	73	-	78	-
Total other income	560	144	939	287

Loss from continuing operations	(617)	(1,087)	(1,488)	(2,006)
Income (loss) on disposal of discontinued operations	13	-	(69)	-
Income (loss) from discontinued operations	(43)	578	(220)	817
Net loss	(647)	(509)	(1,777)	(1,189)
Net loss attributable to noncontrolling interests	-	202	-	319
Net loss attributable to HKN, Inc. stockholders	(647)	(307)	(1,777)	(870)
Accrual of dividends related to preferred stock	(4)	(4)	(8)	(8)
Gain on payments of dividends of preferred stock	8	8	8	8
Net loss attributed to common stock	$(643)	$(303)	$(1,777)	$(870)
Loss per common share from continuing operations	$(0.03)	$(0.05)	$(0.08)	$(0.12)
Income (loss) per common share from discontinued operations	(0.01)	0.03	(0.02)	0.06
Net loss per common share, basic and diluted	$(0.04)	$(0.02)	$(0.10)	$(0.06)
Weighted average common shares outstanding:
Basic and diluted	17,750,375	16,715,311	18,109,123	13,389,184

The accompanying Notes to the Consolidated Condensed Financial Statements are
an integral part of these Statements.

HKN, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net loss	$(647)	$(509)	$(1,777)	$(1,189)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(503)	60	161	739
Unrealized loss on investments	(5,395)	(980)	(4,412)	(5,734)
Other comprehensive loss	(5,898)	(920)	(4,251)	(4,995)
Comprehensive loss	(6,545)	(1,429)	(6,028)	(6,184)
Loss attributable to noncontrolling interests	-	202	-	319
Comprehensive loss attributable to HKN, Inc. stockholders	$(6,545)	$(1,227)	$(6,028)	$(5,865)

The accompanying Notes to the Consolidated Condensed Financial Statements
are an integral part of these Statements.

HKN, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(1,777)	$(1,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	127	149
Stock compensation expense	29	-
Income tax benefit	(78)	-
Loss on disposal of discontinued operations	69	-
Amortization of loan transaction fee	(53)	-
Change in operating assets and liabilities:
Increase in accounts receivable and accounts receivable - related party	(122)	(14)
Increase in prepaid assets and other	(120)	(129)
Increase (decrease) in trade payables and other	(529)	38
Net cash from continuing operations	(2,454)	(1,145)
Net cash from discontinued operations	(781)	83
Net cash used in operating activities	(3,235)	(1,062)

Cash flows from investing activities:
Capital expenditures	(505)	(9)
Purchase of Global shares	(175)	-
Investing activities of discontinued operations, including net proceeds from the sale of oil and gas assets of $7.5 million	-	6,888
Issuance of note receivable to Global, net of a $210 thousand transaction fee	(11,790)	-
Net cash (used in) provided by investing activities	(12,470)	6,879

Cash flows from financing activities:
Issuance costs for shares issued in BWI acquisition	-	(15)
Proceeds from rights offering, net of costs	-	14,770
Purchase of treasury stock	(2,878)	-
Net cash (used in) provided by financing activities	(2,878)	14,755

Net (decrease) increase in cash and cash equivalents	(18,583)	20,572
Cash and cash equivalents at beginning of period	43,431	4,815
Cash and cash equivalents at end of period	$24,848	$25,387

The accompanying Notes to the Consolidated Condensed Financial Statements
are an integral part of these Statements.

HKN, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(unaudited)

(1)           BASIS OF PRESENTATION

Our accompanying consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to prevent the information presented from being misleading. In our opinion, these consolidated condensed financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2012 and December 31, 2011, the results of our operations for the three and six months presented as of June 30, 2012 and 2011 and changes in our cash flows for the six months presented as of June 30, 2012 and 2011. The December 31, 2011 consolidated condensed balance sheet information is derived from audited financial statements. All adjustments represent normal recurring items. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain prior year amounts have been reclassified to conform to the 2012 presentation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation – The consolidated condensed financial statements include the accounts of all companies that we, through our direct or indirect ownership or share-holding, were provided the ability to control their operating policies and procedures.  All significant intercompany balances and transactions have been eliminated.

As of June 30, 2012, we owned less than a majority of the common shares of Global Energy Development PLC (“Global”) and did not possess the legal power to direct their operating policies and procedures. We have concluded that Global was not a Variable Interest Entity (“VIE”) as defined by the Financial Accounting Standards Board (“FASB”) at June 30, 2012.

Accumulated Other Comprehensive Income – Comprehensive income includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Changes in our accumulated other comprehensive income during the period is as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income

Balance as of December 31, 2011	$198	$9,805	$10,003
Current period other comprehensive income (loss)	161	(4,412)	(4,251)
Balance as of June 30, 2012	$359	$5,393	$5,752

Fair Value of Financial Instruments – Financial instruments are stated at fair value as determined in good faith by management. Factors considered in valuing individual investments include, without limitation, available market prices, reported net asset values, marketability, restrictions on disposition, current financial position and operating results, and other pertinent information.

We carry our financial instruments, including cash, our common stock investment in Global and our Global notes receivable, at their estimated fair values. Our investment in ordinary shares of Global has been designated as available for sale rather than a trading security. The associated unrealized gains and losses on our available for sale investment are recorded to other comprehensive income until realized and are reclassified into earnings using specific identification.  The fair value of our investment in the ordinary shares of Global is based on prices quoted in an active market.  Our investment in Global is classified as a non-current asset in our accompanying consolidated condensed balance sheets.

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

The BriteWater International, Inc. (“BWI”) weathered lagoon plant of $6.2 million within property and equipment on our consolidated condensed balance sheets has not been depreciated at June 30, 2012, as it has not been placed in service as of the date of these financial statements. In addition, Construction in Progress of $1.1 million related to BWI plants under development within property and equipment on our consolidated condensed balance sheets is not subject to depreciation while they are under construction. Once construction is completed, they will be placed in use and subject to depreciation.

Other property and equipment, which includes computer equipment, computer hardware and software, furniture and fixtures, leasehold improvements and automobiles, is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets. During the first quarter 2012, we wrote off certain fully depreciated property and equipment from our consolidated condensed balance sheet. We recorded depreciation expense related to other property and equipment of $15 thousand and $16 thousand for the three months and $24 thousand and $32 thousand for the six months ended June 30, 2012 and 2011, respectively.

Intangible Assets – Our intangible assets consist of patents acquired in connection with our investment in BWI. Our patents have been valued at $2.6 million and are amortized on a straight-line basis over a period of 6-21 years, based on their respective contractual lives. Accumulated amortization in the amount of $616 thousand has been recorded on these patents to date. We have recorded amortization expense related to these patents of $52 thousand and $66 thousand for the three months and $103 thousand and $117 thousand for the six months ended June 30, 2012 and 2011, respectively.

Notes Receivable – Our notes receivable are stated at their outstanding principal balance, less any allowance for doubtful accounts and deferred transaction fees. Transaction fees related to the notes are deferred and amortized on a straight-line basis over the term of the note and are recognized in interest income from related parties within our consolidated condensed statements of operations.

We evaluate our notes receivable to determine if any receivable will potentially be uncollectible and include provisions for any notes receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. We did not record any allowance for doubtful accounts related to our notes receivable at June 30, 2012.

Stock-Based Compensation – We measure all stock-based compensation awards using a fair value method on the date of grant and recognize such expense in our consolidated condensed financial statements over the requisite service period on a straight-line basis. We use the Black-Scholes formula to determine the fair value of stock-based compensation awards on the date of grant. The Black-Scholes formula requires management to make assumptions regarding the option lives, expected volatility, and risk free interest rates. Please see Note 9 – “BWI Stock Compensation” for additional information on our stock-based compensation plan.

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

(2)           BRITEWATER INTERNATIONAL, INC.

Our wholly-owned subsidiary, BWI, owns patented oilfield emulsion breaking technology. BWI and its subsidiary, Arctic Star Alaska, Inc. (“Arctic Star”), have entered into contracts which grant the right to process and dispose of certain oilfield emulsion waste materials on the Alaskan North Slope.  Arctic Star is currently planning the design and construction of a processing plant on the Alaskan North Slope which will allow for the recovery of oil from emulsion waste materials which are currently lost as a result of the current disposal process. BWI is also currently in the planning and design phase for a mobile processing plant which will utilize the patented technology, and it is also seeking to secure contracts for the placement of its existing weathered lagoon plant internationally.

BWI Results of Operations - We recognized losses of $505 thousand and $502 thousand for the three months and $980 thousand and $788 thousand for the six months ended June 30, 2012 and 2011, respectively, related to BWI in our consolidated condensed statements of operations. Of this amount, $202 thousand and $319 thousand was related to noncontrolling interests during the three and six months ended June 30, 2011, respectively, due to the fact our ownership ranged from 52.09% to 98.17% during this period. During the later part of 2011, we purchased the remaining units of BWI and therefore removed all remaining noncontrolling interests by December 31, 2011.

BWI Contingency –BWI has a contingent liability of $800 thousand which may be payable upon the conclusion of certain performance events related to BWI’s equipment. There were no changes to the BWI liability recorded during the six months ended June 30, 2012.

(3)            INVESTMENT IN GLOBAL

Our non-current available-for-sale investment consists of our ownership of approximately 34% of Global’s outstanding ordinary shares. At June 30, 2012 and December 31, 2011, our investment in Global was equal to the market value of Global’s ordinary shares as follows (in thousands, except for the share amounts):

	June 30, 2012	December 31, 2011

Shares of Global Stock held by HKN	12,226,768	12,126,768

Closing price of Global Stock	£0.83	£1.06

Foreign Currency Exchange Rate	1.5605	1.5490

Market Value of Investment in Global	$15,836	$19,913

The foreign currency translation adjustment of approximately $161 thousand and the unrealized loss on investment of $4.4 million for the changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the six months ended June 30, 2012.

During April 2012, we purchased an additional 100 thousand shares of Global for $175 thousand, increasing our ownership from 33.88% to 33.92%.

(4)           NOTES RECEIVABLE – RELATED PARTY

In September 2010, we issued a Senior Secured Loan and Security Agreement with Global (“Global Note Receivable”) in exchange for cash in the principal amount of $5 million.  The Global Note Receivable is due and payable to us on or before September 14, 2012 and bears interest at 10.5% per annum. Global paid $131 thousand and $132 thousand during the three months and $262 thousand and $260 thousand during the six months ended June 30, 2012 and 2011, respectively, in interest on the Global Note Receivable. This note is fully secured by oil producing assets of Global, and interest is paid on a monthly basis.

In January 2012, we executed a separate loan agreement (the “Global Loan”) with Global which provides principal of $12 million. The Global Loan is currently unsecured, but we can require Global to provide adequate collateral security in the event of a material adverse effect, as determined in our sole discretion. The Global Loan is due and payable to us on or before September 30, 2013 and bears interest at 10.5% per annum. Accrued and unpaid interest on the outstanding principal amount is due and payable on the last day of each quarter. During the three and six months ended June 30, 2012, Global paid $315 thousand and $525 thousand in interest on the Global Loan. Global also paid to us a 1.75% transaction fee of $210 thousand, of which $157 thousand was deferred and presented net of our long term note receivable at June 30, 2012 and will be recognized over the term of the Global Loan.

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

We used the following recurring fair value measurements for certain of our assets during the six months ended June 30, 2012:

Level 1 Classification:

Investment in Global – Global’s ordinary shares are publicly traded on the Alternative Investment Market (“AIM”), a market operated by the London Stock Exchange, with quoted prices in active markets. Accordingly, the fair value measurements of these securities have been classified as Level 1.

The following tables present recurring financial assets which are carried at fair value as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	Level 1	Level 2	Level 3

Investment in Global (cost method)	$15,836	$-	$-
Total assets at fair value	$15,836	$-	$-

	December 31, 2011
	Level 1	Level 2	Level 3

Investment in Global (cost method)	$19,913	$-	$-
Total assets at fair value	$19,913	$-	$-

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

The carrying amounts of the major classes of assets and liabilities for our discontinued oil and gas operations are summarized below (in thousands):

	June 30, 2012	December 31, 2011

Current Assets:
Accounts receivable, net	$163	$594
Total Current Assets	163	594
Other assets	-	2
Total Assets of Discontinued Operations	$163	$596
Current Liabilities:
Trade payables	$179	$19
Revenues and royalties payable	23	323
Accrued liabilities and other	45	1,050
Total Current Liabilities	247	1,392
Total Liabilities of Discontinued Operations	$247	$1,392

Included in our trade payables at June 30, 2012 is $116 thousand in capital expenditures, which were completed before the field was sold in October 2011 and were included within Accrued Liabilities and Other at December 31, 2011. Our Accrued Liabilities and Other at June 30, 2012 include $43 thousand for plugging and abandonment projects for three wells which were retained because the projects were started before the field was sold in November 2011, and for the pilot wells in our abandoned Coalbed Methane prospects.

The revenues and net income before income tax associated with our discontinued oil and gas operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues and other:
Oil and gas operations	$-	$2,658	$-	$5,017
Oil and gas processing and handling income	-	366	-	692
Total revenues from discontinued operations	$-	$3,024	$-	$5,709
Income (loss) from discontinued operations before taxes	$(43)	$578	$(220)	$817

(7)           SEGMENT INFORMATION

Operating Segment Information - Our HKN operating segment performs general corporate activities such as corporate reporting and governance, financing of current operations and their expansion and the evaluation of new investment opportunities.

We have a separate operating segment for BWI. BWI holds patents for an oilfield emulsion breaking technology. This environmentally clean process can be used to purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids and to reduce the environmental impact for disposition of residual fuels and waste materials. BWI has also begun the planning and design phase for two new plants which will utilize this technology. Please see Note 2 –“BriteWater International, Inc.” for further discussion.

Our accounting policies for each of our operating segments are the same as those for our consolidated condensed financial statements. Intersegment interest income and intersegment expenses between HKN and BWI have been eliminated in consolidation. There were no intersegment sales or transfers for the periods presented.

Our financial information, expressed in thousands, for each of our operating segments for the three and six months ended June 30, 2012 and 2011 is as follows:

	For the Three Months Ended June 30, 2012

	HKN	BWI	Eliminations	Consolidated

Revenues	$-	$-	$-	$-
Selling, general and administrative expenses	(731)	(379)	-	(1,110)
Depreciation and amortization	(13)	(54)	-	(67)
Interest and other expenses	-	(72)	72	-
Interest and other income - related party	550	-	(72)	478
Interest and other income	9	-	-	9
Income tax benefit	73	-	-	73
Segment loss from continuing operations	(112)	(505)	-	(617)
Capital Expenditures	$2	$305	$-	$307
Total Assets	$67,805	$9,457	$(9,669)	$67,593

	For the Three Months Ended June 30, 2011

	HKN	BWI	Eliminations	Consolidated

Revenues	$-	$-	$-	$-
Selling, general and administrative expenses	(751)	(398)	-	(1,149)
Depreciation and amortization	(16)	(66)	-	(82)
Interest and other expenses	-	(38)	38	-
Interest and other income - related party	170	-	(38)	132
Interest and other income	12	-	-	12
Segment loss from continuing operations	(585)	(502)	-	(1,087)
Capital Expenditures	$6	$-	$-	$6
Total Assets	$85,308	$8,866	$(7,432)	$86,742

	For the Six Months Ended June 30, 2012

	HKN	BWI	Eliminations	Consolidated

Revenues	$-	$-	$-	$-
Selling, general and administrative expenses	(1,549)	(751)	-	(2,300)
Depreciation and amortization	(19)	(108)	-	(127)
Interest and other expenses	-	(121)	121	-
Interest and other income - related party	961	-	(121)	840
Interest and other income	21	-	-	21
Income tax benefit	78	-	-	78
Segment loss from continuing operations	(508)	(980)	-	(1,488)
Capital Expenditures	$5	$500	$-	$505
Total Assets	$67,805	$9,457	$(9,669)	$67,593

	For the Six Months Ended June 30, 2011

	HKN	BWI	Eliminations	Consolidated

Revenues	$-	$-	$-	$-
Selling, general and administrative expenses	(1,549)	(595)	-	(2,144)
Depreciation and amortization	(32)	(117)	-	(149)
Interest and other expenses	-	(76)	76	-
Interest and other income - related party	341	-	(76)	265
Interest and other income	22	-	-	22
Segment loss from continuing operations	(1,218)	(788)	-	(2,006)
Capital Expenditures	$9	$-	$-	$9
Total Assets	$85,308	$8,866	$(7,432)	$86,742

(8)           STOCKHOLDERS’ EQUITY

No changes in the number of preferred shares occurred during the six months ended June 30, 2012. The changes in the number of common and treasury shares held during the six months ended June 30, 2012 are as follows:

	Shares
Description	Common	Treasury
Balance as of December 31, 2011	18,480,610	-
Shares issued for preferred stock dividends	74	-
Shares repurchased	-	998,205
Shares retired	(987,147)	(987,147)
Balance as of June 30, 2012	17,493,537	11,058

Treasury Stock – At June 30, 2012 and December 31, 2011, we held approximately 11 thousand shares and no shares, respectively, of treasury stock. During April 2012, our Board of Directors authorized an amendment to the existing repurchase plan allowing us to buyback an additional 1 million shares of our common stock. During the six months ended June 30, 2012, we purchased approximately 998 thousand shares and retired approximately 987 thousand shares of our common stock. Of this, approximately 833 thousand shares were repurchased from shareholders in privately negotiated transactions for approximately $2.5 million. As of June 30, 2012, approximately 128 thousand shares remained available for repurchase under our repurchase program.

Additional Paid in Capital - Additional paid in capital decreased by $2.8 million during the period ended June 30, 2012 primarily due to the purchase and retirement of our common stock.

Stockholder Rights Plan – During April 2012, we amended the existing Rights Agreement to accelerate the final expiration date of the rights issued thereunder (“Rights”) from April 6, 2018 to May 30, 2012. The effect of this amendment is that our outstanding Rights expired on May 30, 2012 and the shareholder’s rights plan pursuant to which Rights have been issued is of no further force or effect.

 (9)         BWI STOCK COMPENSATION

In April 2012, our wholly-owned subsidiary, BWI, adopted a 2012 Equity Compensation Plan (the “BWI Plan”), which is administered by the Compensation Committee (the “Committee”) of the HKN Board of Directors.  The Committee has complete and absolute authority to make any and all decisions regarding the administration of the BWI Plan, and all employees of BWI, employees of HKN and its subsidiaries and nonemployee directors of BWI, are eligible to receive awards under the BWI Plan.  An aggregate of 100,000 shares of common stock of BWI (10% of BWI’s currently outstanding shares of common stock) have been reserved for potential award issuance under the BWI Plan.

Awards under the BWI Plan will be in the form of nonqualified stock options.  The Committee also has complete and absolute authority to set the terms, conditions and provisions of each award, including the size of the award, the exercise or base price, the vesting and exercisability schedule (including provisions regarding acceleration of vesting and exercisability) and termination, cancellation and forfeiture provisions, subject to limitations on the exercise price and term under the BWI Plan.  In particular, the exercise price for a stock option granted under the BWI Plan may not be less than 100% of the fair market value of the stock on the award date, and no stock option granted under the BWI Plan may expire more than ten years after the award date.

In April 2012, 40 thousand options were granted to BWI officers and directors with an exercise price of $14.50 and a vesting period of three years, with one third of the options vesting on the first, second and third anniversaries of the grant date. No options were exercisable at June 30, 2012. If these options are exercised, the Company would record  noncontrolling interest as we would no longer own 100% of BWI. The grant date fair value of the stock of $14.50 was based on an independent third-party valuation. This valuation used the income approach method based on a discounted forecasted cash flow analysis.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period, using the straight-line method. The fair value of each stock option of $8.56 at the grant date was estimated by using the Black-Scholes option-pricing model using the following weighted average assumptions:

April 5, 2012
Expected dividend yield	0.00%
Expected volatility	65.00%
Expected life (in years)	6.00
Risk free interest rate	1.29%

We estimate the expected dividend yield to be zero because we do not anticipate paying dividends out of BWI.  Because BWI is not publicly traded, the expected volatility is based on an average historical and implied volatility for comparable public reporting companies over a period similar to the expected life of the options.  Expected life is based on the simplified method of computing an average of the vesting periods and the contractual term, and the risk-free interest rate represents the published interest rate for a comparable term US Treasury Bond on the grant date.

We are also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from its estimates as a cumulative adjustment in the period of revision. Stock compensation is recorded only for those awards that are expected to vest. No forfeiture rate was applied during the three months ended June 30, 2012.

Total stock-based compensation recognized within selling, general and administrative expenses in the Company’s consolidated condensed statements of operations for the three and six months ended June 30, 2012 was $29 thousand.

(10)       INCOME TAXES

The $78 thousand of income tax benefit reported in the second quarter of 2012 differs from the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income due to a reversal of a $5 thousand accrued income tax liability, the $73 thousand gain realized upon the settlement of the IRS examination contingency (Please see Note 12 – “Contingencies” for additional information) and a change in the valuation allowance on our deferred tax assets.

 (11)       EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock. The following table sets forth the computation of basic and diluted income (loss) per share for the three and six months ended June 30, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Net Loss Attributed to Common Stock	Weighted-Average Shares	Per Share Loss	Net Income (Loss) Attributed to Common Stock	Weighted-Average Shares	Per Share Income (Loss)
Basic EPS:
Loss from continuing operations (A)	$(613)		$(0.03)	$(881)		$(0.05)
Income (loss) from discontinued operations	(30)		(0.01)	578		0.03
Net loss attributed to common stock	$(643)	17,750	$(0.04)	$(303)	16,715	$(0.02)
Effect of dilutive securities
Preferred stock and put/call option (B)	-	-	-	-	-	-
Diluted loss per share	$(643)	17,750	$(0.04)	$(303)	16,715	$(0.02)

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Net Loss Attributed to Common Stock	Weighted-Average Shares	Per Share Loss	Net Income (Loss) Attributed to Common Stock	Weighted-Average Shares	Per Share Income (Loss)
Basic EPS:
Loss from continuing operations (C)	$(1,488)		$(0.08)	$(1,687)		$(0.12)
Income (loss) from discontinued operations	(289)		(0.02)	817		0.06
Net loss attributed to common stock	$(1,777)	18,109	$(0.10)	$(870)	13,389	$(0.06)
Effect of dilutive securities
Preferred stock and put/call option (D)	-	-	-	-	-	-
Diluted loss per share	$(1,777)	18,109	$(0.10)	$(870)	13,389	$(0.06)

(A)	Includes accrual of dividends, net of the gain on dividends paid with common shares, related to preferred stock for the three months ended June 30, 2012 and 2011 of $4 thousand, respectively. Also includes loss attributable to noncontrolling interests of $202 thousand for the three months ended June 30, 2011.

(B)	Includes 461 shares of our Series G1 preferred and Series G2 preferred for the three months ended June 30, 2012 and 2011, respectively. Also includes 2,070 shares related to the BWI put option for the three months ended June 30, 2011. All of these shares were issuable upon their conversion in the period presented and were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

(C)	Includes accrual of dividends, net of the gain on dividends paid with common shares, related to preferred stock for the six months ended June 30, 2012 and 2011. Also includes loss attributable to noncontrolling interests of $319 thousand for the six months ended June 30, 2011.

(D)	Includes 923 shares of our Series G1 preferred and Series G2 preferred for the six months ended June 30, 2012 and 2011, respectively. Also includes 3,683 shares related to the BWI put option for the six months ended June 30, 2011. These shares were issuable upon their conversion in the period presented and were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

(12)           CONTINGENCIES

BWI Contingencies - Please See Note 2 – “BriteWater International, Inc.” for further discussion on BWI contingencies.

IRS Examination - During 2008, we received a proposed adjustment to our federal tax liability for the calendar year 2005. The proposed adjustment relates to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserts that the Company recognized a gain for ACE purposes on the sale of the Global PLC stock in 2005.  As a result, we recorded an income tax contingency for this item, including interest and penalties, of $225 thousand in our consolidated condensed financial statements based, in part, on a preliminary indication of a fair value assessment of the Global stock.  During April 2012, we agreed to and paid a tax settlement of $152 thousand with the IRS, including approximately $49 thousand in interest. This settlement resulted in a gain realized as an income tax benefit of $73 thousand within our consolidated condensed financial statements during the second quarter 2012.

Environmental Contingencies – The Environmental Protection Agency (“EPA”) visited our Main Pass facility and issued a report during April 2008 which detailed minor housekeeping violations, several of which were corrected during the course of the inspection. We responded to this report during June 2008 with explanations of how each violation was fully remediated. We held a meeting with the EPA during July 2010 to discuss a settlement, and we settled the matter and paid related fines of $28 thousand during the first quarter 2012.

Operational Contingencies – Our discontinued operations, which consisted of the exploration, development and production of oil and gas assets, were subject to various federal and state laws and regulations designed to protect the environment. Compliance with these regulations was part of our day-to-day operating procedures. Infrequently, accidental discharge of such materials as oil, natural gas or drilling fluids can occur and such accidents can require material expenditures to correct. We maintained levels of insurance we believed to be customary in the industry to limit our financial exposure.

Louisiana Limited Scope Audit – In April 2012, we received notice from the State of Louisiana’s Department of Revenue that our discontinued oil and gas subsidiary, XPLOR Energy Operating Company, was the subject of a limited scope audit for lease use gas tax due from January 1, 2006 through June 30, 2009 and was assessed taxes due of $194 thousand and related penalties and interest of $126 thousand, resulting in a total assessment of $320 thousand. In July 2012, we filed an audit protest with the Department of Revenue as we do not agree with the methodology in which the taxes were calculated and plan to vigorously defend our position. Due to the inherent uncertainties of the audit, we cannot accurately predict the ultimate outcome of the matter.  Accordingly, at June 30, 2012, we did not record a contingency related to this audit because we do not currently believe that it is probable that we will be responsible for a material portion of the assessed taxes, penalties and interest. The range of estimated loss related to the audit is currently not estimated to exceed $320 thousand.

Threatened litigation - Pursuant to a Purchase and Sale Agreement (“PSA”) dated as of November 17, 2011 between our subsidiary XPLOR Energy SPV-I, Inc. (“XPLOR”) and Texas Petroleum Investment Company (“TPIC”), we sold to TPIC our oil and gas production assets and related operations at our Main Pass 35 field.  The closing of the transaction occurred on November 17, 2011 but was effective as of October 1, 2011.  On November 21, 2011, TPIC informed us that they had discovered defects in the salt water disposal system at Main Pass resulting in a salt water spill in the Gulf of Mexico, which had been reported to regulatory authorities.

TPIC has asserted a claim against XPLOR for costs, fees and damages that TPIC allegedly incurred or suffered as a result of the alleged salt water system defects and in relation to repairing the facilities.  Due to the inherent uncertainties of threatened litigation, we cannot accurately predict the ultimate outcome of the matter and, at June 30, 2012, we did not record a contingency related to TPIC’s allegations as we do not currently believe that it is probable that HKN or XPLOR would be responsible for the costs, fees and damages incurred by TPIC as a result of the salt water disposal incident or third party or governmental claims, if any, resulting therefrom.  We intend to vigorously defend any assertions related to the above alleged incident.  The range of estimated loss related to the current threatened ligation by TPIC is currently estimated not to exceed $1.5 million.

(13)           RELATED PARTY TRANSACTIONS

Our related party transactions primarily consist of our $5 million and $12 million notes receivable from Global at June 30, 2012.  Our CEO, Mikel Faulkner, serves as Chairman of Global.  Please see Note 4 - “Notes Receivable – Related Party” for additional information on our notes receivable from Global.

(14)           SUBSEQUENT EVENTS

  Gerrity Oil Joint Venture – During July 2012, we contributed $4 million to Gerrity Oil, LLC (“Gerrity Oil”) in return for the receipt of a 50% ownership interest in the entity. Robert W. Gerrity contributed non-operated oil and gas assets in the Niobrara and Williston Basins in return for the other 50% interest in Gerrity Oil. Gerrity Oil is a newly-formed entity which will be engaged in all phases of the oil and gas business in these areas, including the acquisition of oil and gas leases, fee mineral interests, overriding royalty interests, participating and non-participating royalty interests and production payments, and participating in the drilling, completion, operation and maintenance of oil and gas wells. This investment will be included in our third quarter 2012 financial statements accordingly.

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

BUSINESS OVERVIEW

Our business strategy is focused on enhancing value for our shareholders through the development of a well-balanced portfolio of assets in the energy industry. Currently, the majority of the value of our assets is derived from our wholly-owned subsidiary, BriteWater International, Inc. (“BWI”), our investment in publicly-traded common shares of Global Energy Development PLC (“Global”) and our notes receivable extended to Global. We consider these assets to be strategic for us, and our objective in 2012 is to build the value of our portfolio of assets through:

•	Identifying, developing and marketing applications for the BWI emulsion-breaking technology
•	Pursuing opportunities to invest in or acquire undervalued assets or companies in the energy industry which we believe present significant near-term growth potential
•	Providing management expertise and/or additional capital for our portfolio assets to enhance their value and accelerate growth
•	Managing capital expenditures and selling, general and administrative costs

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

During the second quarter 2012, we completed our due diligence on a joint venture opportunity which will be engaged in all phases of the oil and gas business in the Niobrara and Williston Basins, including the acquisition of oil and gas leases, fee mineral interests, overriding royalty interests, participating and non-participating royalty interests and production payments, and participating in the drilling, completion, operation and maintenance of oil and gas wells.  In July 2012, we finalized the Contribution Agreement and contributed $4 million to the joint venture, Gerrity Oil, LLC (“Gerrity Oil”), in return for the receipt of a 50% ownership interest in the newly-formed entity. Robert W. Gerrity contributed oil and gas assets in the Niobrara and Williston Basins in return for the other 50% interest in Gerrity Oil. Management continues to evaluate additional potential projects and opportunities within the energy and related industries.

BriteWater International, Inc.

We have a wholly-owned subsidiary, BWI, which owns patented oilfield emulsion breaking technology. This is a continuous process technology that can purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids, thereby reducing the environmental impact and operating costs of the disposition of residual fuels and waste materials while recovering valuable oil. This technology has been successfully tested in multiple refineries as well as in a demonstration in Prudhoe Bay, Alaska, all of which proved the effectiveness of the emulsion breaking technology to recover valuable hydrocarbons and reduce wastes. BWI is currently designing standardized modules which can be used for both upstream and downstream applications in the oil and gas industry, including oil field and refinery emulsions and oil spill remediation. BWI also has an existing purpose-built plant which can be used to break emulsions found in weathered lagoon pits. BWI continues to market this plant and hopes to deploy this plant to a location in North Africa or the Middle East during the first half of 2013.

BWI and its wholly-owned subsidiary, Arctic Star Alaska, Inc. (“Arctic Star”) signed contracts during 2011 and 2012 which grant right of first refusal for oilfield emulsions generated in certain fields on the Alaska North Slope (“ANS”). Arctic Star has identified and secured a lease option for a location on the ANS on which it will locate one of the standardized plant designs. This plant will allow Arctic Star to recover saleable crude oil from oil field waste for sale into the market. Arctic Star anticipates that construction of the plant will begin during the fourth quarter of 2012.

International Energy Investment – Global Energy Development PLC

At June 30, 2012 and December 31, 2011, we held an investment in Global through our ownership of approximately 34% of Global’s ordinary shares. We account for our ownership of Global shares as a cost method investment. Global is a petroleum exploration and production company focused on Latin America. Global’s shares are traded on the Alternative Investment Market (“AIM”), a market operated by the London Stock Exchange. During April 2012, we purchased an additional 100 thousand shares of Global for $175 thousand, increasing our ownership from 33.88% to 33.92%.

On January 31, 2012, we executed a separate loan agreement (the “Global Loan”) with Global which carries a principal amount of $12 million.  The Global Loan is currently unsecured, but we can require Global to provide adequate collateral security in the event of a material adverse effect, determined at our sole discretion. The Global Loan is due and payable to us on or before September 30, 2013 and bears interest at 10.5% per annum. Accrued and unpaid interest on the outstanding principal amount is due and payable on the last day of each quarter, commencing March 31, 2012. Global also paid to us a 1.75% transaction fee of $210 thousand, of which $157 thousand is deferred and presented net of the long term note receivable at June 30, 2012 and will be recognized over the term of the Global Loan.

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

RESULTS OF OPERATIONS

The following is our discussion and analysis of significant components of our operations which have affected our operating results and balance sheet during the three and six months ended June 30, 2012 and 2011 included in the accompanying consolidated condensed financial statements.

Results of Continuing Operations for the Quarterly Periods Ended June 30, 2012 Compared to June 30, 2011

Our loss from continuing operations decreased from approximately $1.1 million in the second quarter 2011 to $617 thousand for the second quarter 2012. The majority of the decrease was due to increased interest income from our related party notes receivable in the current year. We sold our oil and gas properties late in 2011 and have removed their results from operations as a discontinued business for all periods presented. We are actively working to develop our BWI segment and make additional acquisitions which will enable us to begin generating operating revenues in the near term.

Selling, General and Administrative Expenses

Selling, general and administrative expenses remained consistent at $1.1 million for both second quarter 2012 and 2011. We anticipate that our selling, general and administrative expenses may increase in future periods as we dedicate additional resources to the commercial development of BWI and new acquisitions, however, we continue to monitor and minimize our controllable costs.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased 18% in the second quarter 2012 primarily due to a decrease in amortization expense in the current year as a result of adjustments made to patent amortization expense during the prior year and a decrease in depreciation expense as a result of other property and equipment items becoming fully depreciated during 2011 and 2012.

Interest and Other Income – Related Party

Interest and other income from our related party increased from $132 thousand in the second quarter 2011 to $478 thousand in the second quarter 2012, primarily as a result of the interest earned on the Global Loan which was issued in January 2012.

Interest and Other Income

Interest and other income decreased slightly from $12 thousand in the second quarter 2011 to $9 thousand in the second quarter 2012 as a result of a decrease in interest received on bank deposits.

Income Tax Benefit

We recognized an income tax benefit of $73 thousand in the second quarter 2012 due to the gain realized upon the settlement of the IRS contingency. The estimated contingency recorded of $225 thousand was settled in April 2012 for $152 thousand, resulting in the income tax benefit.

Income (Loss) from Discontinued Operations

Our income (loss) from discontinued operations decreased from income of $578 thousand in the second quarter 2011 to a loss of $43 thousand for the second quarter 2012 as a result of the oil and gas property sales during 2011. During the current quarter we incurred additional legal costs related to the sold oil and gas properties.

Gain on Disposal of Discontinued Operations

We recognized an adjustment to the loss on the 2011 sold Gulf Coast oil and gas properties of $13 thousand during the second quarter 2012 as a result of anticipated decreases in previous estimates for retained plugging and abandonment costs.

Results of Continuing Operations for the Six Month Period Ended June 30, 2012 Compared to June 30, 2011

Our loss from continuing operations decreased from approximately $2 million in the first half of 2011 to $1.5 million for the first half of 2012. The majority of the decrease was due to increased interest income from our related party notes receivable in the current year which was partially offset by increased commercialization costs at BWI. We sold our oil and gas properties, which have been removed from operations as a discontinued business for all periods presented, late in 2011 We are actively working to develop our BWI segment and make additional acquisitions which will enable us to begin generating operating revenues in the near term.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased from $2.1 million during the first six months of 2011 to $2.3 million for the first six months of 2012 primarily due to additional travel, consulting and personnel expenses as we continue to develop and commercialize the BWI technology during 2012. We anticipate that our selling, general and administrative expenses may continue to increase in future periods as we dedicate additional resources to the commercial development of BWI and new acquisitions. However, we continue to monitor and minimize our controllable costs.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased 15% for the period compared to the first six months of 2011, primarily due to a decrease in amortization expense in the current year as a result of adjustments made to patent amortization expense during the prior year and a decrease in depreciation expense as a result of other property and equipment items becoming fully depreciated during 2011 and 2012.

Interest and Other Income – Related Party

Interest and other income from our related party increased from $265 thousand in the first half of 2011 to $840 thousand in the first half of 2012, primarily as a result of the interest earned on the Global Loan which was issued in January 2012.

Interest and Other Income

Interest and other income remained relatively consistent, decreasing from $22 thousand in the first half of 2011 to $21 thousand in the first half of 2012.

Income Tax Benefit

We recognized an income tax benefit of $78 thousand for the first six months of 2012 primarily due to the $73 thousand gain realized upon the settlement of the IRS contingency.

Income (Loss) from Discontinued Operations

Our income (loss) from discontinued operations decreased from income of $817 thousand in the first half of 2011 to a loss of $220 thousand for the first half of 2012 as a result of the oil and gas property sales during 2011. During the current year, we incurred additional legal costs resulting from the sale of the oil and gas properties and bad debt expense on a potentially uncollectible oil and gas receivable account.

Loss on Disposal of Discontinued Operations

We recognized an adjustment to the loss on the 2011 sold Gulf Coast oil and gas properties of $69 thousand during the first half of 2012 as a result of additional purchase price adjustments related to capital expenditures which were incurred prior to the effective date of the sales as well as anticipated increases in retained plugging and abandonment costs.

LIQUIDITY AND CAPITAL STRUCTURE

Financial Condition

(Thousands of dollars)	June 30, 2012			December 31, 2011
Current ratio	71.38	to	1	22.84	to	1
Working capital (1)		$30,052			$47,097
Total debt		$-			$-
Total cash		$24,848			$43,431
Total stockholders' equity		$66,366			$75,242
Total liabilities to equity	0.02	to	1	0.04	to	1
(1) Working capital is the difference between current assets and current liabilities.

The decrease in our working capital as of June 30, 2012 as compared to December 31, 2011 is primarily due to the issuance of the $12 million long-term Global Loan in January 2012. We also used $3 million for the repurchase of approximately 998 thousand shares treasury stock, approximately $1 million for working capital related to continuing operations, and approximately $1 million to retire liabilities related to our discontinued operations.

Cash on hand, which was generated from the rights offering along with proceeds from our oil and gas property divestitures during 2011, will be used to acquire or invest in energy-based businesses, securities, working interests and other oil, natural gas and energy-related investments, properties, products and technologies, which may include those we already own interests in, to assist in the development of projects to commercialize the BWI technology, as well as for general corporate purposes.

We used approximately $505 thousand for capital expenditures during the 2012 period, the majority of which were for capitalized general and administrative costs that are directly related to the two BWI plants currently under development.

We had a cash balance of approximately $24.8 million at June 30, 2012. We anticipate this cash balance on hand will adequately fund our 2012 operating cash flow. We also anticipate that we will have access to other capital resources, if needed, to fund our planned capital expenditures and other investing activity.

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

Capital Structure

At June 30, 2012, if our remaining convertible preferred stock were converted we would be required to issue the following amounts of our common stock:

		Shares of Common Stock Issuable at
Instrument	Conversion Price (a)	June 30, 2012
Series G1 Preferred	$280.00	357
Series G2 Preferred	$67.20	1,488
Common Stock Potentially Issued Upon Conversion		1,845

(a) Certain conversion prices are subject to adjustment under certain circumstances.

Significant Ownership of our Stock

As of June 30, 2012, Brean Murray Carret Group Inc. (“Brean”) beneficially owned approximately 60.25% of the combined voting power of our outstanding common stock. This entity is beneficially owned by Wayne Quasha through the AQ, JQ and WQ Trusts. Mr. Alan Quasha, Chairman of the Board of Directors of HKN, is the brother of Wayne Quasha, who is deemed the beneficial owner of Brean, but Mr. Alan Quasha disclaims any beneficial ownership of these shares. Brean is in a position to exercise significant influence over the election of our Board of Directors and other matters.

Cash Flows

Net cash used by operating activities during the six months ended June 30, 2012 was $3.2 million, as compared to $1.1 million in the prior year period. Net cash used by continuing operations increased from $1.1 million to $2.5 million, primarily as a result of increased development and selling, general and administrative costs at BWI and the settlement of our income tax contingency. Cash from discontinued operations decreased from cash provided of $83 thousand in the prior year to cash used of $781 thousand in 2012. Our cash on hand at June 30, 2012 totaled approximately $24.8 million.

Net cash used by investing activities during the six months ended June 30, 2012 was $12.5 million, as compared to cash provided of $6.9 million in the prior year period. This decrease in cash was the result of $11.8 million of net cash used to fund the Global Loan, $505 thousand used for capital expenditures, primarily related to the BWI plants currently under development, and $175 thousand used to purchase 100 thousand additional shares of Global. The 2011 cash flows contained cash generated of $6.9 million which was comprised of net sales proceeds from several of our oil and gas properties during the first half of 2011 of approximately $7.5 million, reduced by capital expenditures for these properties of $614 thousand.

We used cash for financing activities of $2.9 million during the six months ended June 30, 2012 for treasury stock repurchases while 2011 had $14.8 million in net cash provided from the rights offering.

Obligations, Contingencies and Commitments

BWI Contingency –BWI has a contingent liability of $800 thousand related to an obligation which may be payable upon the conclusion of certain performance events related to BWI’s equipment. There were no changes to the BWI liability recorded during the six months ended June 30, 2012.

IRS Examination - During 2008, we received a proposed adjustment to our federal tax liability for the calendar year 2005.  The proposed adjustment relates to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserts that the Company recognized a gain for ACE purposes on the sale of the Global PLC stock in 2005.  As a result, we recorded an income tax contingency for this item, including interest and penalties, of $225 thousand in our consolidated condensed financial statements based, in part, on a preliminary indication of a fair value assessment of the Global stock.  During April 2012, we agreed to and paid a tax settlement of $152 thousand with the IRS, including approximately $49 thousand in interest. This settlement resulted in a gain realized as an income tax benefit of $73 thousand within our consolidated condensed financial statements during the second quarter 2012.

Operational Contingencies – Our discontinued operations, which consisted of the exploration, development and production of oil and gas assets, were subject to various federal and state laws and regulations designed to protect the environment. Compliance with these regulations was part of our day-to-day operating procedures. Infrequently, accidental discharge of such materials as oil, natural gas or drilling fluids can occur and such accidents can require material expenditures to correct. We maintained levels of insurance we believed to be customary in the industry to limit our financial exposure.

Louisiana Limited Scope Audit – In April 2012, we received notice from the State of Louisiana’s Department of Revenue that our discontinued oil and gas subsidiary, XPLOR Energy Operating Company, was the subject of a limited scope audit for lease use gas tax due from January 1, 2006 through June 30, 2009 and was assessed taxes due of $194 thousand and related penalties and interest of $126 thousand, resulting in a total assessment of $320 thousand. In July 2012, we filed an audit protest with the Department of Revenue as we do not agree with the methodology in which the taxes were calculated and plan to vigorously defend our position. Due to the inherent uncertainties of the audit, we cannot accurately predict the ultimate outcome of the matter.  Accordingly, at June 30, 2012, we did not record a contingency related to this audit because we do not currently believe that it is probable that we will be responsible for a material portion of the assessed taxes, penalties and interest. The range of estimated loss related to the audit is currently not estimated to exceed $320 thousand.

Threatened litigation - Pursuant to a Purchase and Sale Agreement (“PSA”) dated as of November 17, 2011 between our subsidiary XPLOR Energy SPV-I, Inc. (“XPLOR”) and Texas Petroleum Investment Company (“TPIC”), we sold to TPIC our oil and gas production assets and related operations at our Main Pass 35 field.  The closing of the transaction occurred on November 17, 2011 but was effective as of October 1, 2011.  On November 21, 2011, TPIC informed us that they had discovered defects in the salt water disposal system at Main Pass resulting in a salt water spill in the Gulf of Mexico, which had been reported to regulatory authorities.

TPIC has asserted a claim against XPLOR for costs, fees and damages that TPIC allegedly incurred or suffered as a result of the alleged salt water system defects and in relation to repairing the facilities.  Due to the inherent uncertainties of threatened litigation, we cannot accurately predict the ultimate outcome of the matter and, at June 30, 2012, we did not record a contingency related to TPIC’s allegations as we do not currently believe that it is probable that HKN or XPLOR would be responsible for the costs, fees and damages incurred by TPIC as a result of the salt water disposal incident or third party or governmental claims, if any, resulting therefrom.  We intend to vigorously defend any assertions related to the above alleged incident.  The range of estimated loss related to the current threatened ligation by TPIC is currently estimated not to exceed $1.5 million.

Off-Balance Sheet Arrangements - As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2012, we were not involved in any unconsolidated SPE transactions and we have no off-balance sheet arrangements.

Treasury Stock – At June 30, 2012 and December 31, 2011, we held approximately 11 thousand shares and no shares, respectively, of treasury stock. During April 2012, our Board of Directors authorized an amendment to the existing repurchase plan allowing us to buyback an additional 1 million shares of our common stock. During the six months ended June 30, 2012, we purchased approximately 998 thousand shares and retired approximately 987 thousand shares of our common stock. Of this, approximately 833 thousand shares were repurchased from shareholders in privately negotiated transactions for $2.5 million. As of June 30, 2012, approximately 128 thousand shares remained available for repurchase under our repurchase program.

Adequacy of Capital Sources and Liquidity

We believe that we will have the ability to provide for our operational needs, our planned capital expenditures and possible investments through projected operating cash flow and cash on hand. Our operating cash flow has been adversely affected by the sale of our oil and gas properties as well as the fact that BWI has not begun generating revenue. To address this challenge, we continue to minimize our controllable costs and generate low-risk interest income until BWI begins revenue generation and we acquire new operating assets. We expect to generate revenues from new acquisitions and our BWI segment by 2013. Should projected operating cash flow not materialize, we may reduce BWI capital expenditures and future investments and/or consider the issuance of debt, equity and convertible debt instruments, if needed, for utilization in BWI’s planned capital expenditures and new energy-based investment opportunities. All of our BWI capital expenditures are purely discretionary and may be curtailed or delayed at any time. We may also reduce our ownership interest in BWI or Global through strategic sales under certain conditions.

We had no debt outstanding at June 30, 2012. If we seek to raise other equity or debt financing to fund capital expenditures or other acquisition and development opportunities, those transactions may be affected by the market value of our common stock.  If the price of our common stock declines, our ability to utilize our stock either directly or indirectly through convertible instruments for raising capital could be negatively affected. Further, raising additional funds by issuing common stock or other types of equity securities could dilute our existing stockholders, which dilution could be substantial if the price of our common stock decreases. Any securities we issue may have rights, preferences and privileges that are senior to our existing equity securities. Borrowing money may also involve pledging some or all of our assets.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 (c)           The following table provides information about purchases by us during the three months ended June 30, 2012, of our Common Stock.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2012 through April 30, 2012	836,077	$2.97	836,077	205,714
May 1, 2012 through May 31, 2012	16,179	$2.33	16,179	189,535
June 1, 2012 through June 30, 2012	61,660	$2.61	61,660	127,875
Total	913,916	$2.93	913,916	127,875

ITEM 6.  EXHIBITS

EXHIBIT INDEX

    Exhibit

3.1	Restated Certificate of Incorporation of HKN, Inc. (filed as Exhibit 3.1 to HKN’s Form 10-K dated February 28, 2006, File No. 1-10262, and incorporated herein by reference).

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

4.3
Certificate of Increase of Series G1 Convertible  Preferred  Stock of  Harken  Energy Corporation (filed as Exhibit 3.8 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

4.4
Certificate of Designations of Series G2 Convertible Preferred Stock (filed as Exhibit 4.10 to Harken’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2001, File No. 1-10262, and incorporated by reference herein).

10.1
BriteWater International, Inc. 2012 Equity Compensation Plan (filed as Exhibit 10.1 to HKN’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, File No. 1-10262, and incorporated by reference herein).

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

HKN, INC
(Registrant)

Date: August 7, 2012	By:	/s/ Sarah B. Gasch
Sarah B. Gasch
Executive Vice President and
Chief Financial Officer