Form 10-Q
period 2012-09-30
HKN, Inc.
filed 2012-11-06
CIK 313478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares of Common Stock, par value $0.01 per share, outstanding as of October 31, 2012 was 436,812.

HKN, INC.

INDEX TO QUARTERLY REPORT

September 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

HKN, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited, in thousands, except for share and per share amounts)

	September 30,	December 31,
	2012	2011
Assets

Current Assets:
Cash and cash equivalents	$21,964	$43,431
Accounts receivable, net	239	16
Accounts receivable - related party	23	-
Notes receivable - related party, net of $170 thousand deferred transaction fees	16,830	5,000
Assets of discontinued operations	37	596
Prepaid expenses and other current assets	263	210
Total Current Assets	39,356	49,253

Oil and gas property, using the successful efforts method of accounting	2,230	-
Construction in progress - plants	1,399	631
Weathered lagoon plant	6,236	6,236
Office equipment and other	211	762
Accumulated depreciation and depletion	(186)	(675)
Total Property and Equipment, net	9,890	6,954

Intangible assets, net	1,924	2,078
Investment in Global	14,399	19,913
Other assets	123	-
Total Assets	$65,692	$78,198

Liabilities and Stockholders' Equity

Current Liabilities:
Trade payables	$11	$-
Liabilities of discontinued operations	195	1,392
Accrued liabilities and other	153	539
Income tax contingency	-	225
Preferred stock dividends	4	-
Total Current Liabilities	363	2,156

Asset retirement obligation	7	-
BWI contingency	800	800
Total Liabilities	1,170	2,956

Contingencies (Note 2 and 14)

Stockholders’ Equity:
Series G1 preferred stock, $1.00 par value; $100,000 liquidation value; 700,000 shares authorized; 1,000 shares outstanding	1	1
Series G2 preferred stock, $1.00 par value; $100,000 liquidation value; 100,000 shares authorized; 1,000 shares outstanding	1	1
Common stock, $0.01 par value; 2,000,000 shares authorized; 436,812 and 462,015 shares issued and outstanding, respectively	4	5
Additional paid-in capital	453,391	456,235
Accumulated deficit	(393,190)	(391,003)
Accumulated other comprehensive income	4,315	10,003
Total Stockholders' Equity	64,522	75,242
Total Liabilities and Stockholders' Equity	$65,692	$78,198

The accompanying Notes to the Consolidated Condensed Financial Statements

are an integral part of these Statements.

HKN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited, in thousands except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues:
Oil and gas operations	$185	$-	$185	$-
Total revenues	185	-	185	-

Operating costs and expenses:
Oil and gas operating	21	-	21	-
Selling, general and administrative	857	887	3,157	3,031
Depreciation, depletion and amortization	117	64	244	213
Total operating costs and expenses	995	951	3,422	3,244

Loss from operations	(810)	(951)	(3,237)	(3,244)

Other income:
Interest and other income - related party	496	131	1,336	396
Interest and other income	12	21	33	43
Income tax benefit	2	-	80	-
Total other income	510	152	1,449	439

Loss from continuing operations	(300)	(799)	(1,788)	(2,805)
Loss on disposal of discontinued operations	(24)	-	(93)	-
Income (loss) from discontinued operations	(82)	944	(302)	1,761
Net income (loss)	(406)	145	(2,183)	(1,044)
Net loss attributable to noncontrolling interests	-	7	-	326
Net income (loss) attributable to HKN, Inc. stockholders	(406)	152	(2,183)	(718)
Accrual of dividends related to preferred stock	(4)	(4)	(12)	(12)
Gain on payments of dividends of preferred stock	-	-	8	8
Net income (loss) attributed to common stock	$(410)	$148	$(2,187)	$(722)
Loss per common share from continuing operations	$(0.70)	$(1.70)	$(4.01)	$(6.54)
Income (loss) per common share from discontinued operations	(0.24)	2.02	(0.88)	4.64
Net income (loss) per common share, basic and diluted	$(0.94)	$0.32	$(4.89)	$(1.90)
Weighted average common shares outstanding:
Basic and diluted	436,896	468,173	447,411	379,701

The accompanying Notes to the Consolidated Condensed Financial Statements

are an integral part of these Statements.

HKN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss)	$(406)	$145	$(2,183)	$(1,044)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	503	(505)	664	234
Unrealized gain (loss) on investments	(1,940)	1,259	(6,352)	(4,475)
Other comprehensive income (loss)	(1,437)	754	(5,688)	(4,241)
Comprehensive income (loss)	(1,843)	899	(7,871)	(5,285)
Comprehensive loss attributable to noncontrolling interests	-	7	-	326
Comprehensive income (loss) attributable to HKN, Inc. stockholders	$(1,843)	$906	$(7,871)	$(4,959)

The accompanying Notes to the Consolidated Condensed Financial Statements

are an integral part of these Statements.

HKN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(2,183)	$(1,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	244	213
Stock compensation expense	57	-
Loss on disposal of discontinued operations	93	-
Amortization of loan transaction fee	(90)	-
Other	(1)	-
Change in operating assets and liabilities:
Accounts receivable and accounts receivable - related party	(128)	(135)
Prepaid assets and other	(53)	(77)
Trade payables and other	(751)	(75)
Net cash used in operating activities - continuing operations	(2,812)	(1,118)
Net cash (used in) provided by operating activities - discontinued operations	(731)	1,698
Net cash (used in) provided by operating activities	(3,543)	580

Cash flows from investing activities:
Capital expenditures	(1,109)	(254)
Purchase of Global shares	(175)	-
Global mandatory offering (funds placed in escrow)	-	(18,337)
Net proceeds from sales of assets	1	5
Investment in Gerrity Oil joint venture, net of proportionate share of cash acquired of $2 million	(2,000)	-
Investing activities of discontinued operations, including net proceeds from the sale of oil and gas assets of $7.5 million	-	6,697
Issuance of notes receivable to Global, net of transaction fees of $260 thousand	(11,740)	-
Net cash used in investing activities	(15,023)	(11,889)

Cash flows from financing activities:
Issuance costs for shares issued in BWI acquisition	-	(20)
Proceeds from rights offering, net of costs	-	14,747
Purchase of treasury stock	(2,901)	(819)
Net cash (used in) provided by financing activities	(2,901)	13,908

Net (decrease) increase in cash and cash equivalents	(21,467)	2,599
Cash and cash equivalents at beginning of period	43,431	4,815
Cash and cash equivalents at end of period	$21,964	$7,414

The accompanying Notes to the Consolidated Condensed Financial Statements

are an integral part of these Statements.

HKN, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2012 and 2011

(unaudited)

(1)           BASIS OF PRESENTATION

Our accompanying consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to prevent the information presented from being misleading. In our opinion, these consolidated condensed financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2012 and December 31, 2011, the results of our operations for the three and nine months presented as of September 30, 2012 and 2011 and changes in our cash flows for the nine months presented as of September 30, 2012 and 2011. The December 31, 2011 consolidated condensed balance sheet information is derived from audited financial statements. All adjustments represent normal recurring items. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain prior year amounts have been reclassified to conform to the 2012 presentation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

The consolidated condensed financial statements retroactively reflect the effect of a one-for-forty reverse stock split which was approved by shareholders on October 29, 2012 and effective October 30, 2012. Accordingly, all disclosures involving the number of shares of our common stock outstanding, issued, or to be issued, such as with a transaction involving our common stock, and all per share amounts, retroactively reflect the impact of the reverse stock split. In conjunction with the reverse stock split, our shareholders also approved a reduction of our common stock shares authorized from 24 million shares to 2 million shares. Our shares authorized have been adjusted to reflect this change.

Principles of Consolidation – The consolidated condensed financial statements include the accounts of all companies that we, through our direct or indirect ownership or share-holding, were provided the ability to control their operating policies and procedures. All significant intercompany balances and transactions have been eliminated.

In July 2012, we invested in Gerrity Oil, LLC (“Gerrity Oil”), a legal entity which holds non-operated working interests in properties strategically located in the Bakken and Niobrara shale oil plays. We have accounted for Gerrity Oil under proportionate consolidation rules pursuant to which our 50% ownership portion of the assets, liabilities and results of operations of Gerrity Oil are included in our consolidated condensed financial statements. We have concluded that Gerrity Oil was not a Variable Interest Entity (“VIE”) as defined by the Financial Accounting Standards Board (“FASB”) at September 30, 2012 (see Note 3 – “Gerrity Oil Joint Venture”).

As of September 30, 2012, we owned less than a majority of the common shares of Global Energy Development PLC (“Global”) and did not possess the legal power to direct their operating policies and procedures. We have concluded that Global was not a Variable Interest Entity (“VIE”) as defined by the Financial Accounting Standards Board (“FASB”) at September 30, 2012.

As a result of the sales of our Gulf Coast oil and gas properties and the abandonment of our coalbed methane projects during 2011, all related Gulf Coast and coalbed methane and oil and gas assets and liabilities and revenues and expenses are included as discontinued operations on the consolidated condensed balance sheets and consolidated condensed statements of operations, respectively, for all periods presented.

Accumulated Other Comprehensive Income – Comprehensive income includes changes in stockholders' equity during the periods that do not result from transactions with stockholders. Changes in our accumulated other comprehensive income during the period is as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income

Balance as of December 31, 2011	$198	$9,805	$10,003
Current period other comprehensive income (loss)	664	(6,352)	(5,688)
Balance as of September 30, 2012	$862	$3,453	$4,315

Fair Value of Financial Instruments – Financial instruments are stated at fair value as determined in good faith by management. Factors considered in valuing individual investments include, without limitation, available market prices, reported net asset values, marketability, restrictions on disposition, current financial position and operating results, and other pertinent information (see Note 7 – “Fair Value Measurements”).

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

Translation of Non-U.S. Currency Amounts - Our investment in Global is subject to foreign currency exchange rate risk as our ownership of Global's ordinary shares are denominated in British sterling pounds. Translation adjustments are included in other comprehensive income until the investment is sold.

BriteWater International, Inc. Property and Equipment – Project costs that are clearly associated with the acquisition, development and construction of a plant are capitalized as costs of that project. In addition, indirect project costs that are identified with a specific project, including selling, general and administrative expenses, are capitalized and allocated to the project to which the costs relate. Overhead costs and costs incurred after the project is placed into service are charged to expense as incurred.

The BriteWater International, Inc. (“BWI”) weathered lagoon plant of $6.2 million within property and equipment on our consolidated condensed balance sheets has not been depreciated at September 30, 2012, as it has not been placed in service as of the date of these financial statements. In addition, Construction in Progress of $1.4 million related to the BWI mobile plant under development within property and equipment on our consolidated condensed balance sheets is not subject to depreciation while it is under construction. Once construction is completed, the plant will be placed in use and subject to depreciation.

Other property and equipment, which includes computer equipment, computer hardware and software, furniture and fixtures, leasehold improvements and automobiles, is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets. During the first quarter 2012, we wrote off certain fully depreciated property and equipment from our consolidated condensed balance sheet. We recorded depreciation expense related to other property and equipment of $13 thousand and $14 thousand for the three months and $37 thousand and $46 thousand for the nine months ended September 30, 2012 and 2011, respectively.

Oil and Gas Properties - We use the successful efforts method of accounting for our Gerrity Oil joint venture oil and gas activities. The significant principles for this method are:

●	Geological and geophysical evaluation costs are expensed as incurred;
●	Dry holes for exploratory wells are expensed;
●	Dry holes for development wells are capitalized;
●	Capitalized costs related to proved oil and gas property leasehold costs are depleted over total proved oil and gas reserves; and
●	Capitalized costs related to wells and related equipment and facilities costs are depreciated over proved developed reserves.

Estimates of proved oil and gas reserves directly impact financial accounting estimates including depreciation, depletion and amortization expense, evaluation of impairment of properties and the calculation of plugging and abandonment liabilities. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The data for any reservoir may change substantially over time due to results from operational activity.

We are in the process of engaging a third party petroleum engineering firm to provide an estimate of the reserves for our Gerrity Oil joint venture. As of the date of this quarterly report on Form 10-Q, the report was not complete. As such, we have estimated proved reserve volumes based on information obtained from peer companies with reserves in Gerrity Oil's area of operations.

Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with applicable federal, state and local laws. We determined our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The retirement obligation is recorded as a liability at its estimated present value as of the asset's inception, with an offsetting increase to proved properties. Periodic accretion of the discount on the estimated liability is included with the depreciation, depletion and amortization line item on our consolidated condensed statements of operations.

Our liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells and our risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligation.

Capital amounts attributable to proved oil and gas properties are depleted by the unit-of-production method over proved reserves using the unit conversion ratio for gas of six Mcf of gas to one barrel of oil equivalent (“BOE”), and one barrel of NGLs to one BOE for each geological formation (Bakken and Niobrara). Our portion of depreciation, depletion and amortization expense for oil and gas producing properties and related equipment was $53 thousand for the three and nine months ended September 30, 2012.

Intangible Assets – Our intangible assets consist of patents acquired in connection with our investment in BWI. Our patents have been valued at $2.6 million and are amortized on a straight-line basis over a period of 6-21 years, based on their respective contractual lives. Accumulated amortization in the amount of $667 thousand has been recorded on these patents to date. We have recorded amortization expense related to these patents of $51 thousand and $51 thousand for the three months and $154 thousand and $167 thousand for the nine months ended September 30, 2012 and 2011, respectively.

Other Assets – At September 30, 2012, other assets included $10 thousand in prepaid drilling costs related to the drilling and completion of wells held by Gerrity Oil and $113 thousand for land held by Gerrity Oil. This acreage, located in the Niobrara shale region, is currently classified as held for sale.

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

Stock-Based Compensation – We measure all stock-based compensation awards using a fair value method on the date of grant and recognize such expense in our consolidated condensed financial statements over the requisite service period on a straight-line basis. We use the Black-Scholes formula to determine the fair value of stock-based compensation awards on the date of grant. The Black-Scholes formula requires management to make assumptions regarding the option lives, expected volatility, and risk free interest rates. Please see Note 11 – “BWI Stock Compensation” for additional information on our stock-based compensation plan.

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

(2)           BRITEWATER INTERNATIONAL, INC.

Our wholly-owned subsidiary, BWI, owns patented oilfield emulsion breaking technology. BWI and its wholly-owned subsidiary, Arctic Star Alaska, Inc. (“Arctic Star”), have entered into contracts which grant the right to process and dispose of certain oilfield emulsion waste materials on the Alaskan North Slope. BWI is currently completing the design of a mobile processing plant which will be placed on the Alaskan North Slope and allow for the recovery of oil from emulsion waste materials which are currently lost as a result of the current disposal process. This mobile processing plant will utilize our patented technology and will have the capability of also processing emulsions along the Gulf Coast and at refineries. BWI also continues to seek opportunities for the placement of its existing purpose-built weathered lagoon plant.

BWI Results of Operations - We recognized losses of $403 thousand and $242 thousand for the three months and $1.4 million and $1.0 million for the nine months ended September 30, 2012 and 2011, respectively, related to BWI in our consolidated condensed statements of operations. Of this amount, $7 thousand and $326 thousand was related to noncontrolling interests during the three and nine months ended September 30, 2011, respectively, due to the fact our ownership ranged from 52.09% to 98.17% during this period. During the later part of 2011, we purchased the remaining units of BWI and therefore no longer had any remaining noncontrolling interests by December 31, 2011.

BWI Contingency –BWI has a contingent liability of $800 thousand which may be payable upon the conclusion of certain performance events related to BWI's equipment. There were no changes to the BWI liability recorded during the nine months ended September 30, 2012.

(3)           GERRITY OIL JOINT VENTURE

In July 2012, we invested in Gerrity Oil, a legal entity which holds non-operated working interests in properties strategically located in the Bakken and Niobrara shale oil plays. We invested in Gerrity Oil because we believe it presents significant near-term growth potential and aligns well with our long term investment goals.

HKN contributed $4 million in cash in exchange for a 50% ownership interest (totaling 4 million membership units) and 50% voting participation on the Board. The other investor, Robert W. Gerrity, an unrelated party, contributed oil and gas assets and liabilities in exchange for the remaining 50% ownership interest and 50% voting participation on the Board. No goodwill was recorded in the formation of this business. Acquisition related costs of $4 thousand for the three and nine months ended September 30, 2012, are included in selling, general and administrative expenses on our consolidated condensed statements of operations.

We have accounted for Gerrity Oil under proportionate consolidation rules pursuant to which our 50% ownership portion of the assets, liabilities and results of operations of Gerrity Oil are included since the date of formation in our consolidated condensed financial statements.

The following table presents our 50% portion of the recognized amounts of identifiable assets acquired and liabilities assumed as of the formation date for Gerrity Oil (in thousands).

Cash and cash equivalents	$2,000
Accounts receivable, net	118
Oil and gas property	1,543
Other assets	448
Trade payables	(102)
Asset retirement obligation	(7)
Total identifiable net assets	$4,000

As of the date of this quarterly report on form 10-Q, amounts related to our portion of the Gerrity Oil oil and gas properties and asset retirement obligation have not been finalized as we are in the process of engaging a third party petroleum engineering firm to provide an estimate of the reserves for our Gerrity Oil joint venture.

Our 50% portion of Gerrity Oil revenues were $185 thousand from the date of formation and for the three and nine months ended September 30, 2012, respectively. Our 50% portion of Gerrity Oil earnings were $70 thousand from the date of formation and for the three and nine months ended September 30, 2012, respectively.

(4)           INVESTMENT IN GLOBAL

Our non-current available-for-sale investment consists of our ownership of approximately 34% of Global's outstanding ordinary shares. At September 30, 2012 and December 31, 2011, our investment in Global was equal to the market value of Global's ordinary shares as follows (in thousands, except for the share amounts):

	September 30, 2012	December 31, 2011
Shares of Global Stock held by HKN	12,226,768	12,126,768
Closing Price of Global Stock	£0.73	£1.06
Foreign Currency Exchange Rate	1.6132	1.5490
Market Value of Investment in Global	$14,399	$19,913

The foreign currency translation adjustment of approximately $664 thousand and the unrealized loss on investment of $6.4 million for the changes in market value between the two periods were recorded to other comprehensive income in stockholders' equity during the nine months ended September 30, 2012.

During April 2012, we purchased an additional 100 thousand shares of Global for $175 thousand, increasing our ownership from 33.88% to 33.92%.

(5)           NOTES RECEIVABLE – RELATED PARTY

In September 2010, we issued a Senior Secured Loan and Security Agreement with Global (“Global Note Receivable”) in exchange for cash in the principal amount of $5 million. During August 2012, we agreed to extend the maturity date of our Global Note Receivable by seven months, resulting in a new maturity date of April 14, 2013. In association with this amendment, we increased the interest rate from 10.5% up to 12.5%. Global also paid to us a 1% transaction fee of approximately $50 thousand, of which $44 thousand is deferred at September 30, 2012 and will be recognized over the remaining term of the Global Note Receivable.

In January 2012, we executed a separate loan agreement (the “Global Loan”) with Global which provides principal of $12 million. The Global Loan is currently unsecured, but we can require Global to provide adequate collateral security in the event of a material adverse effect, as determined in our sole discretion. The Global Loan is due and payable to us on or before September 30, 2013 and bears interest at 10.5% per annum. As of September 26, 2012, pursuant to provisions of the Global Loan agreement, the interest rate charged was increased from 10.5% up to 12.5% per annum due to Gobal's nonconformity with a performance condition as of June 30, 2012. The new stated interest rate will remain in effect until the maturity of the loan agreement. Accrued and unpaid interest on the outstanding principal amount is due and payable on the last day of each quarter.

During the three and nine months ended September 30, 2012, Global paid $318 thousand and $843 thousand, respectively, in interest on the Global Loan. Global also paid to us a 1.75% transaction fee of $210 thousand, of which $126 thousand was deferred and presented net of our short term note receivable at September 30, 2012 and will be recognized over the term of the Global Loan.

We assess the collectability of our related party loans with Global on a semi-annual basis based on review of their publically disclosed financial information. Additionally, we continually monitor all Global disclosures for any events that could adversely affect their liquidity or results of operations. As of the date of this quarterly report on form 10-Q we do not have any reason to believe that our Global Note Receivable or our Global Loan is not collectible or is impaired. Accordingly, we did not record any allowance for doubtful accounts related to our notes receivable at September 30, 2012.

(6)           ASSET RETIREMENT OBLIGATION

We recognize the present value of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. A summary of our asset retirement obligations as of September 30, 2012 is as follows (in thousands):

	Asset Retirement
Asset Category	Obligation Liability	Estimated Life
Oil and gas producing properties	$7	15 years

The following table describes all changes to our asset retirement obligation liability during the nine months ended September 30, 2012 (in thousands):

Asset retirement obligation at beginning of year	$-
Additions during the period	7
Accretion of discount	-
Asset retirement obligation at end of period	$7

(7)           FAIR VALUE MEASUREMENTS

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

●	Level 3 – Valuation inputs are unobservable and significant to the fair value measurement.

The following tables present recurring financial assets which are carried at fair value as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Level 1	Level 2	Level 3

Investment in Global (cost method) (A)	$14,399	$-	$-

	December 31, 2011
	Level 1	Level 2	Level 3

Investment in Global (cost method) (A)	$19,913	$-	$-

____________________________________________________

(A) Global's ordinary shares are publicly traded on the Alternative Investment Market (“AIM”), a market operated by the London Stock Exchange, with quoted prices in active markets. Accordingly, the fair value measurements of these securities have been classified as Level 1.

(8)           DISCONTINUED OPERATIONS

As a result of the sales of our Gulf Coast oil and gas properties and the abandonment of our coalbed methane projects during 2011, all related Gulf Coast and coalbed methane and oil and gas assets and liabilities and revenues and expenses are included as discontinued operations on the consolidated condensed balance sheets and consolidated condensed statements of operations, respectively, for all periods presented.

The carrying amounts of the major classes of assets and liabilities for our discontinued oil and gas operations are summarized below (in thousands):

	September 30,	December 31,
	2012	2011

Current Assets:
Accounts receivable, net	$37	$594
Total Current Assets	37	594
Other assets	-	2
Total Assets of Discontinued Operations	$37	$596
Current Liabilities:
Trade payables	$84	$19
Revenues and royalties payable	18	323
Accrued liabilities and other	93	1,050
Total Current Liabilities	195	1,392
Total Liabilities of Discontinued Operations	$195	$1,392

Our Accrued Liabilities and Other at September 30, 2012 include $14 thousand for the completion of plugging and abandonment projects for three wells which were initiated prior to the sale and thus retained when the field was sold in November 2011, as well as costs to plug the pilot wells in our abandoned Coalbed Methane prospects.

Cash used by discontinued operations during the nine months ended September 30, 2012 is mainly related to the settlement of the current liabilities that existed at December 31, 2011, such as the plugging and abandonment costs related to projects initiated prior to the sale. In addition, we continue to incur legal costs resulting from the sale of the oil and gas properties. Upon settlement of the XPLOR Energy litigation (see Note 14 – “Contingencies”) and completion of the plugging and abandonment, no continuing cash flows are expected to be generated from these discontinued operations.

The revenues and net income before income tax associated with our discontinued oil and gas operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues and other:
Oil and gas operations	$-	$3,239	$-	$8,256
Oil and gas processing and handling income	-	449	-	1,141
Total revenues from discontinued operations	$-	$3,688	$-	$9,397
Income (loss) from discontinued operations before taxes	$(82)	$944	$(302)	$1,761

We recognized an additional loss on the 2011 disposal of our Gulf Coast oil and gas properties of $24 thousand and $93 thousand during the three months and nine months ended September 30, 2012, respectively, as a result of additional purchase price adjustments related to capital expenditures which were incurred prior to the effective date of the sales as well as anticipated increases in retained plugging and abandonment costs.

(9)            SEGMENT INFORMATION

Operating Segment Information - Our HKN operating segment performs general corporate activities such as corporate reporting and governance, financing and growth of current operations and the evaluation of new investment opportunities.

We have a separate operating segment for BWI. BWI holds patents for an oilfield emulsion breaking technology. This environmentally clean process can be used to purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids and to reduce the environmental impact for disposition of residual fuels and waste materials. BWI is also completing the planning and design phase for mobile plants which will utilize this technology. Please see Note 2 –“BriteWater International, Inc.” for further discussion.

We have a separate operating segment for Gerrity Oil. Gerrity Oil is our 50% joint venture which holds non-operated working interests in properties strategically located in the Bakken and Niobrara shale oil plays. We have accounted for Gerrity Oil under proportionate consolidation rules pursuant to which our portion of the assets, liabilities and results of operations of Gerrity Oil are included in our consolidated condensed financial statements (see Note 3 – “Gerrity Oil Joint Venture”).

Our accounting policies for each of our operating segments are the same as those for our consolidated condensed financial statements. Intersegment interest income and intersegment expenses between HKN, BWI and Gerrity Oil have been eliminated in consolidation. There were no intersegment sales or transfers for the periods presented.

Our financial information, expressed in thousands, for each of our operating segments for the three and nine months ended September 30, 2012 and 2011 is as follows:

	For the Three Months Ended September 30, 2012

	HKN	BWI	Gerrity Oil	Eliminations	Consolidated

Oil and gas revenues	$-	$-	$185	$-	$185
Oil and gas expenses	-	-	(21)	-	(21)
Selling, general and administrative expenses	(550)	(266)	(41)	-	(857)
Depreciation, depletion and amortization	(10)	(54)	(53)	-	(117)
Interest and other expenses	-	(83)	-	83	-
Interest and other income - related party	579	-	-	(83)	496
Interest and other income	12	-	-	-	12
Income tax benefit	2	-	-	-	2
Segment income (loss) from continuing operations	$33	$(403)	$70	$-	$(300)
Capital Expenditures	$11	$262	$330	$-	$603
Total Assets	$66,215	$9,689	$4,115	$(14,327)	$65,692

	For the Three Months Ended September 30, 2011

	HKN	BWI	Gerrity Oil	Eliminations	Consolidated

Revenues	$-	$-	$-	$-	$-
Selling, general and administrative expenses	(735)	(152)	-	-	(887)
Depreciation, depletion and amortization	(12)	(52)	-	-	(64)
Interest and other expenses	-	(38)	-	38	-
Interest and other income - related party	169	-	-	(38)	131
Interest and other income	21	-	-	-	21
Segment loss from continuing operations	$(557)	$(242)	$-	$-	$(799)
Capital Expenditures	$4	$241	$-	$-	$245
Total Assets	$86,666	$8,595	$-	$(7,429)	$87,832

	For the Nine Months Ended September 30, 2012

	HKN	BWI	Gerrity Oil	Eliminations	Consolidated

Oil and gas revenues	$-	$-	$185	$-	$185
Oil and gas expenses	-	-	(21)	-	(21)
Selling, general and administrative expenses	(2,099)	(1,017)	(41)	-	(3,157)
Depreciation, depletion and amortization	(29)	(162)	(53)	-	(244)
Interest and other expenses	-	(204)	-	204	-
Interest and other income - related party	1,540	-	-	(204)	1,336
Interest and other income	33	-	-	-	33
Income tax benefit	80	-	-	-	80
Segment income (loss) from continuing operations	$(475)	$(1,383)	$70	$-	$(1,788)
Capital Expenditures	$16	$762	$330	$-	$1,108
Total Assets	$66,215	$9,689	$4,115	$(14,327)	$65,692

	For the Nine Months Ended September 30, 2011

	HKN	BWI	Gerrity Oil	Eliminations	Consolidated

Revenues	$-	$-	$-	$-	$-
Selling, general and administrative expenses	(2,284)	(747)	-	-	(3,031)
Depreciation, depletion and amortization	(44)	(169)	-	-	(213)
Interest and other expenses	-	(114)	-	114	-
Interest and other income - related party	510	-	-	(114)	396
Interest and other income	43	-	-	-	43
Segment loss from continuing operations	$(1,775)	$(1,030)	$-	$-	$(2,805)
Capital Expenditures	$13	$241	$-	$-	$254
Total Assets	$86,666	$8,595	$-	$(7,429)	$87,832

(10)         STOCKHOLDERS' EQUITY

Effective October 30, 2012, we completed a one-for-forty reverse stock split of our issued and outstanding common stock which was approved by shareholders on October 29, 2012. The reverse stock split was initiated to reduce odd lot holders that typically do not vote their shares. Accordingly, all share and per share amounts have been retroactively restated to reflect the reverse stock split. In conjunction with the reverse stock split, our shareholders also approved a reduction of our common stock shares authorized from 24 million shares to 2 million shares. Our shares authorized have been adjusted to reflect this change.

No changes in the number of preferred shares occurred during the nine months ended September 30, 2012. The changes in the number of common and treasury shares held during the nine months ended September 30, 2012 are as follows:

	Shares
Description	Common	Treasury
Balance as of December 31, 2011	462,015	-
Shares issued for preferred stock dividends	2	-
Shares repurchased	-	25,205
Shares retired	(25,205)	(25,205)
Balance as of September 30, 2012	436,812	-

Treasury Stock – Adjusted for the one-for-forty reverse stock split, at September 30, 2012 and December 31, 2011, we held no shares of treasury stock. During April 2012, our Board of Directors authorized an amendment to the existing repurchase plan allowing us to repurchase an additional 25 thousand shares of our common stock. During the nine months ended September 30, 2012, we purchased approximately 25 thousand shares and retired approximately 25 thousand shares of our common stock. Of this, approximately 21 thousand shares were repurchased from shareholders in privately negotiated transactions for approximately $2.5 million. As of September 30, 2012, approximately 3 thousand shares remained available for repurchase under our repurchase program.

Additional Paid in Capital - Additional paid in capital decreased by $2.8 million during the nine month period ended September 30, 2012 primarily due to the purchase and retirement of our common stock and BWI stock compensation.

Stockholder Rights Plan – During April 2012, we amended the existing Rights Agreement to accelerate the final expiration date of the rights issued thereunder (“Rights”) from April 6, 2018 to May 30, 2012. The effect of this amendment is that our outstanding Rights expired on May 30, 2012 and the shareholder's rights plan pursuant to which Rights have been issued is of no further force or effect.

(11)         BWI STOCK COMPENSATION

In April 2012, our wholly-owned subsidiary, BWI, adopted a 2012 Equity Compensation Plan (the “BWI Plan”), which is administered by the Compensation Committee (the “Committee”) of the HKN Board of Directors.  The Committee has complete and absolute authority to make any and all decisions regarding the administration of the BWI Plan, and all employees of BWI, employees of HKN and its subsidiaries and nonemployee directors of BWI, are eligible to receive awards under the BWI Plan. An aggregate of 100,000 shares of common stock of BWI (10% of BWI's currently outstanding shares of common stock) have been reserved for potential award issuance under the BWI Plan.

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

In April 2012, 40 thousand options were granted to BWI officers and directors with an exercise price of $14.50 and a vesting period of three years, with one third of the options vesting on the first, second and third anniversaries of the grant date. No options were exercisable at September 30, 2012. If these options are exercised, the Company would record noncontrolling interest as we would no longer own 100% of BWI. The grant date fair value of the stock of $14.50 was based on an independent third-party valuation. This valuation used the income approach method based on a discounted forecasted cash flow analysis.

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

We are also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from its estimates as a cumulative adjustment in the period of revision. Stock compensation is recorded only for those awards that are expected to vest. No forfeiture rate was applied during the six months ended September 30, 2012.

Total stock-based compensation recognized within selling, general and administrative expenses in the Company's consolidated condensed statements of operations for the three and nine months ended September 30, 2012 was $28 thousand and $57 thousand, respectively.

(12)         INCOME TAXES

The $80 thousand of income tax benefit reported for the nine months ended September 30, 2012 differs from the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income due to a $2 thousand tax refund related to amounts paid in 2011 in connection with the sale of certain oil and gas properties, a reversal of a $5 thousand accrued income tax liability, the $73 thousand gain realized upon the settlement of the IRS examination contingency (see Note 14 – “Contingencies”) and a change in the valuation allowance on our deferred tax assets.

(13)         EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock. The following table sets forth the computation of basic and diluted income (loss) per share for the three and nine months ended September 30, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Net Loss Attributed to Common Stock	Weighted- Average Shares (E)	Per Share Loss	Net Income (Loss) Attributed to Common Stock	Weighted- Average Shares (E)	Per Share Income (Loss)
Basic EPS:
Loss from continuing operations (A)	$(304)		$(0.70)	$(796)		$(1.70)
Income (loss) from discontinued operations	(106)		(0.24)	944		2.02
Net loss attributed to common stock	$(410)	437	$(0.94)	$148	468	$0.32
Effect of dilutive securities
Preferred stock and put/call option (B)	-	-	-	-	-	-
Diluted loss per share	$(410)	437	$(0.94)	$148	468	$0.32

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Net Loss Attributed to Common Stock	Weighted- Average Shares (E)	Per Share Loss	Net Income (Loss) Attributed to Common Stock	Weighted- Average Shares (E)	Per Share Income (Loss)
Basic EPS:
Loss from continuing operations (C)	$(1,792)		$(4.01)	$(2,483)		$(6.54)
Income (loss) from discontinued operations	(395)		(0.88)	1,761		4.64
Net loss attributed to common stock	$(2,187)	447	$(4.89)	$(722)	380	$(1.90)
Effect of dilutive securities
Preferred stock and put/call option (D)	-	-	-	-	-	-
Diluted loss per share	$(2,187)	447	$(4.89)	$(722)	380	$(1.90)

_______________________________________________________________

(A)

Includes accrual of dividends, net of the gain on dividends paid with common shares, related to preferred stock for the three months ended September 30, 2012 and 2011 of $4. Also includes losses attributable to noncontrolling interests of $7 thousand for the three months ended September 30, 2011.

(B)

Includes 11 shares of our Series G1 preferred and Series G2 preferred stock for the three months ended September 30, 2012 and 2011, respectively. Amount does not include any shares related to the BWI put option for the three months ended September 30, 2011 as they would have no dilutive impact. All of these shares were issuable upon their conversion in the period presented and were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

(C)

Includes accrual of dividends, net of the gain on dividends paid with common shares, related to preferred stock for the nine months ended September 30, 2012 and 2011 of $4 thousand. Also includes losses attributable to noncontrolling interests of $326 thousand for the nine months ended September 30, 2011.

(D)

Includes 35 shares of our Series G1 preferred and Series G2 preferred stock for the nine months ended September 30, 2012 and 2011, respectively. Also includes 76 shares related to the BWI put option for the nine months ended September 30, 2011. These shares were issuable upon their conversion in the period presented and were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

(E)	Retroactively reflects the effect of a one-for-forty reverse stock split effective October 30, 2012 (see Note11 – “Stockholders' Equity”).

(14)         CONTINGENCIES

BWI Contingencies - Please See Note 2 – “BriteWater International, Inc.” for further discussion on BWI contingencies.

IRS Examination - During 2008, we received a proposed adjustment to our federal tax liability for the calendar year 2005. The proposed adjustment related to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserted that the Company recognized a gain for ACE purposes on the sale of the Global PLC stock in 2005. As a result, we recorded an income tax contingency for this item, including interest and penalties, of $225 thousand in our consolidated condensed financial statements based, in part, on a preliminary indication of a fair value assessment of the Global stock. During April 2012, we agreed to and paid a tax settlement of $152 thousand with the IRS, including approximately $49 thousand in interest. This settlement resulted in a gain realized as an income tax benefit of $73 thousand within our consolidated condensed financial statements during the second quarter 2012.

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

Louisiana Limited Scope Audit – In April 2012, we received notice from the State of Louisiana's Department of Revenue that our discontinued oil and gas subsidiary, XPLOR Energy Operating Company, was the subject of a limited scope sales tax audit focused on the company's on-site use and consumption of lease gas in connection with its lease, gathering and pipeline operations from January 1, 2006 through June 30, 2009. The Louisiana Department of Revenue issued a preliminary assessment, or “Notice of Proposed Tax Due,” preliminarily assessing sales tax of $194 thousand and related penalties and interest of $130 thousand, resulting in a total assessment of $324 thousand. In July 2012, we filed an audit protest with the Louisiana Department of Revenue challenging the preliminary assessment, as we do not agree with the legal basis of the assessment or the methodology in which the taxes were calculated and plan to vigorously defend our position. Due to the inherent uncertainties of the audit protest and preliminary assessment, we cannot accurately predict the ultimate outcome of the matter. Accordingly, at September 30, 2012, we did not record a contingency related to this matter. In the event of a negative outcome, the potential loss related to the audit and preliminary assessment is currently estimated not to exceed $324 thousand.

XPLOR Energy litigation - Pursuant to a Purchase and Sale Agreement (“PSA”) dated as of November 17, 2011 between our subsidiary XPLOR Energy SPV-I, Inc. (“XPLOR”) and Texas Petroleum Investment Company (“TPIC”), we sold to TPIC our oil and gas production assets and related operations at our Main Pass 35 field.  The closing of the transaction occurred on November 17, 2011 but was effective as of October 1, 2011.  On November 21, 2011, TPIC informed us that they had discovered defects in the salt water disposal system at Main Pass resulting in a salt water spill in the Gulf of Mexico, which had been reported to regulatory authorities.

TPIC has filed a lawsuit against XPLOR in the 236th Judicial District Court, Tarrant County, Texas. The case is styled: Texas Petroleum Investment Company vs. XPLOR Energy SPV-1, Inc., Richard Cottle, Sarah Gasch, and John Hewitt. In the lawsuit, TPIC has asserted claims of fraud, fraudulent inducement, negligent misrepresentation, and indemnity related to its purchase of a production platform and associated assets from XPLOR. TPIC's claims focus on alleged salt water system defects, related repairs to the facilities, and purported representations regarding the condition of the platform and associated assets. TPIC is seeking an unstated amount of alleged actual and exemplary damages as well as costs and fees. Although litigation is inherently uncertain, based upon the information known to date, we do not believe TPIC's claims have merit. Accordingly, as of September 30, 2012, we did not record a contingency related to TPIC's allegations as we do not currently believe that it is probable that HKN or XPLOR would be responsible for the costs, fees and damages allegedly incurred by TPIC as a result of its claims, the salt water disposal issues, or third party or governmental claims, if any, resulting therefrom.  We intend to vigorously defend any assertions related to the above lawsuit.  Based upon information known to date, the range of estimated loss if TPIC were to prevail on its claims is currently estimated not to exceed $2.5 million in damages, costs, and fees.

(15)         RELATED PARTY TRANSACTIONS

Our related party transactions primarily consist of our $5 million and $12 million notes receivable from Global at September 30, 2012. Our CEO, Mikel Faulkner, serves as Chairman of Global. Please see Note 5 - “Notes Receivable – Related Party” for additional information on our notes receivable from Global.

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

BUSINESS OVERVIEW

Our business strategy is focused on enhancing value for our shareholders through the development of a well-balanced portfolio of assets in the energy industry. Currently, the majority of the value of our assets is derived from our wholly-owned subsidiary, BriteWater International, Inc. (“BWI”), our investment in publicly-traded common shares of Global Energy Development PLC (“Global”), our joint venture in Gerrity Oil, LLC (“Gerrity Oil”), and our notes receivable extended to Global. We consider these assets to be strategic for us, and our objective in 2012 is to build the value of our portfolio of assets through:

●	Identifying, developing and marketing applications for the BWI emulsion-breaking technology,
●	Pursuing opportunities to invest in or acquire undervalued assets or companies in the energy industry which we believe present significant near-term growth potential,
●	Providing management expertise and/or additional capital for our assets to enhance their value and accelerate growth and
●	Managing our capital expenditures and selling, general and administrative costs.

Management continues to evaluate additional potential projects and opportunities within the energy and related industries.

BriteWater International, Inc.

BWI is our wholly-owned subsidiary, which owns a patented oilfield emulsion breaking technology. This is a continuous process technology that can purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids, thereby reducing the environmental impact and operating costs of the disposition of residual fuels and waste materials while recovering valuable oil. This technology has been successfully tested in multiple refineries as well as in a demonstration in Prudhoe Bay, Alaska, all of which confirmed the effectiveness of the emulsion breaking technology to recover valuable hydrocarbons and reduce wastes. BWI is currently designing standardized modules which can be used for both upstream and downstream applications in the oil and gas industry, including oil field and refinery emulsions and oil spill remediation. BWI also has an existing purpose-built plant which can be used to break emulsions found in weathered lagoon pits. BWI continues to market this plant and hopes to deploy this plant or parts of the plant. Should we determine that this plant is not deployable or that only parts of the plant are deployable, we could incur a write down of the book value of this asset.

BWI and its wholly-owned subsidiary, Arctic Star Alaska, Inc. (“Arctic Star”) signed contracts during 2011 and 2012 which grant right of first refusal for oilfield emulsions generated in certain fields on the Alaska North Slope (“ANS”). Arctic Star has identified and secured a lease option for a location on the ANS on which it will locate one of the standardized plant designs. This plant will allow Arctic Star to recover saleable crude oil from oil field waste for sale into the market. Arctic Star anticipates that construction of the plant will begin during the first half of 2013.

Domestic Energy Investment - Gerrity Oil, LLC.

Gerrity Oil is our newly formed 50% joint venture which currently holds non-operated working interests in properties strategically located in the Bakken and Niobrara shale oil plays. We invested in Gerrity Oil because we believe it presents significant near-term growth potential and aligns well with our long term investment goals. Gerrity Oil plans to engage in all phases of the oil and gas business including the acquisition of oil and gas leases, fee mineral interests, overriding royalty interests, participating and non-participating royalty interests and production payments, and participating in the drilling, completion, operation and maintenance of oil and gas wells. We have accounted for Gerrity Oil under proportionate consolidation rules pursuant to which our portion of the assets, liabilities and results of operations of Gerrity Oil are included in our consolidated condensed financial statements.

International Energy Investment – Global Energy Development PLC

At September 30, 2012 and December 31, 2011, we held an investment in Global through our ownership of approximately 34% of Global's ordinary shares. We account for our ownership of Global shares as a cost method investment. Global is a petroleum exploration and production company focused on Latin America. Global's shares are traded on the Alternative Investment Market (“AIM”), a market operated by the London Stock Exchange. During April 2012, we purchased an additional 100 thousand shares of Global for $175 thousand, increasing our ownership from 33.88% to 33.92%.

On January 31, 2012, we executed a separate loan agreement (the “Global Loan”) with Global which carries a principal amount of $12 million. The Global Loan is currently unsecured, but we can require Global to provide adequate collateral security in the event of a material adverse effect, determined at our sole discretion. The Global Loan is due and payable to us on or before September 30, 2013 and bears interest at 10.5% per annum. Accrued and unpaid interest on the outstanding principal amount is due and payable on the last day of each quarter, commencing March 31, 2012. Global also paid to us a 1.75% transaction fee of $210 thousand, of which $126 thousand is deferred and presented net of the short term notes receivable at September 30, 2012 and will be recognized over the term of the Global Loan.

As of September 26, 2012, under provisions of the Global Loan agreement, the interest rate charged was increased from 10.5% up to 12.5% per annum due to Gobal's nonconformity with a performance condition as of June 30, 2012. The new stated interest rate will remain in effect until maturity of the loan agreement.

During 2010, we issued a $5 million Senior Secured Loan and Security Agreement (“Global Note Receivable”) to Global which carries an interest rate of 10.5% and a maturity date of September 2012. We extended this loan to Global in order to promote their development activities while earning a 10.5% annualized rate of return on our funds. The loan is secured by Global's oil-producing assets. In addition to financing opportunities, we continue to monitor our investment in Global in order to identify opportunities for divesting of shares or making additional investments in the company.

During August 2012, we agreed to extend the maturity date of our Global Note Receivable by seven months, resulting in a new maturity date of April 14, 2013. In association with this amendment, we increased the interest rate from 10.5% up to 12.5%. Global also paid to us a 1% transaction fee of approximately $50 thousand, of which $44 thousand is deferred at September 30, 2012 and will be recognized over the remaining term of the Global Note Receivable.

RECENT DEVELOPMENTS

Reverse Stock Split, Change in Authorized Shares and Voluntary Delisting

The consolidated condensed financial statements retroactively reflect the effect of the one-for-forty reverse stock split which was approved by shareholders on October 29, 2012 and effective October 30, 2012. Accordingly, all disclosures involving the number of shares of our common stock outstanding, issued, or to be issued, such as with a transaction involving our common stock, and all per share amounts, retroactively reflects the impact of the reverse stock split.

In conjunction with the reverse stock split, our shareholders also approved a reduction of our common stock shares authorized from 24 million shares to 2 million shares. Our shares authorized have been adjusted to reflect this change.

We voluntarily decided to move the listing of its stock from the NYSE MKT to the OTC Markets' OTCQB marketplace effective November 1, 2012. As a result of our one-for-forty reverse stock split, the NYSE MKT advised us that we would not meet the public float requirement for continued listing of our common stock on the NYSE MKT. We intend to maintain the registration of our common stock under Section 12 of the Securities Exchange Act of 1934, as amended, and to continue our public reporting obligations under Sections 13(a) and 15(d) of the Exchange Act.

Gerrity Oil Joint Venture

In July 2012, we invested in Gerrity Oil, a legal entity which holds non-operated working interests in properties strategically located in the Bakken and Niobrara shale oil plays. HKN contributed $4 million in cash in exchange for a 50% ownership interest (totaling 4 million membership units) and 50% voting participation on the Board. The other investor, Robert W. Gerrity, an unrelated party, contributed oil and gas assets and liabilities in exchange for the remaining 50% ownership interest and 50% voting participation on the Board.

Discontinued Operations

As a result of the sales of our Gulf Coast oil and gas properties and the abandonment of our coalbed methane projects during 2011, all related oil and gas assets and liabilities and revenues and expenses are included as discontinued operations on the consolidated condensed balance sheets and consolidated condensed statements of operations, respectively, for all periods presented. The divestiture of these assets has given us the opportunity to redeploy capital into areas of the oil and gas industry which may generate greater value for our shareholders while bearing significantly lower operational and regulatory risks.

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

Oil and Gas Properties - We use the successful efforts method of accounting for our Gerrity Oil joint venture oil and gas activities. The significant principles for this method are:

●	Geological and geophysical evaluation costs are expensed as incurred;
●	Dry holes for exploratory wells are expensed;
●	Dry holes for development wells are capitalized;
●	Capitalized costs related to proved oil and gas property leasehold costs are depleted over total proved oil and gas reserves; and
●	Capitalized costs related to wells and related equipment and facilities costs are depreciated over proved developed reserves.

Estimates of proved oil and gas reserves directly impact financial accounting estimates including depreciation, depletion and amortization expense, evaluation of impairment of properties and the calculation of plugging and abandonment liabilities. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The data for any reservoir may change substantially over time due to results from operational activity.

We are in the process of engaging a third party petroleum engineering firm to provide an estimate of the reserves for our Gerrity Oil joint venture. As of the date of this quarterly report on Form 10-Q, the report was not complete. As such, we have estimated proved reserve volumes based on information obtained from peer companies with reserves in Gerrity Oil's area of operations.

Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with applicable federal, state and local laws. We determined our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The retirement obligation is recorded as a liability at its estimated present value as of the asset's inception, with an offsetting increase to proved properties. Periodic accretion of the discount on the estimated liability is included with the depreciation, depletion and amortization line item on our consolidated condensed statements of operations.

Capital amounts attributable to proved oil and gas properties are depleted by the unit-of-production method over proved reserves using the unit conversion ratio for gas of six Mcf of gas to one barrel of oil equivalent (“BOE”), and one barrel of NGLs to one BOE for each geological formation (Bakken and Niobrara). Our portion of depreciation, depletion and amortization expense for oil and gas producing properties and related equipment was $53 thousand for the three and nine months ended September 30, 2012.

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

RESULTS OF OPERATIONS

The following is our discussion and analysis of significant components of our operations which have affected our operating results and balance sheet during the three and nine months ended September 30, 2012 and 2011 included in the accompanying consolidated condensed financial statements.

Results of Continuing Operations for the Quarterly Periods Ended September 30, 2012 Compared to September 30, 2011

Our loss from continuing operations decreased approximately 62% from $800 thousand in the third quarter 2011 to $300 thousand in the third quarter 2012. The majority of the decrease was due to increased interest income from our related party notes receivable as a result of the additional $12 million loan issued to Global in January 2012. The current period operating loss also improved marginally due to the results from our Gerrity Oil joint venture that began operations in July 2012. We are actively working to develop our BWI segment and make additional acquisitions which will enable us to continue to improve operating results in the near term.

Oil and Gas Revenues and Expenses

Oil revenues from our portion of our Gerrity Oil joint venture were $180 thousand, or 97% of our total revenues for the three months ended September 30, 2012. We realized an average oil price of $87.45 per barrel during the period. Our share of oil production for the period was approximately 2 thousand bbls, approximately 99% of which came from our non-operating properties located in the Bakken.

Gas revenues from our portion of our Gerrity Oil joint venture were $5 thousand, or 3% of our total revenues for the three months ended September 30, 2012. We realized an average gas price of $4.90 per mcf during the period. Our share of gas production for the period was approximately 1 thousand mcf, approximately 88% of which came from our non-operating properties located in the Bakken.

Assuming stable oil and gas pricing, future revenues from Gerrity Oil are expected to increase as additional wells are drilled and begin producing.

Oil and gas operating expenses for the quarter ending September 30, 2012 were $21 thousand from our portion of our Gerrity Oil joint venture that began operations in July 2012. Oil and gas operating expenses are expected to increase as new wells in our Gerrity Oil joint venture are drilled in the near term.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased approximately 3% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 in spite of increased development and commercialization of the BWI technology, primarily due to tighter cost control efforts. We anticipate that our selling, general and administrative expenses may increase in future periods with the addition of our Gerrity Oil joint venture and as we continue to dedicate additional resources to the commercial development of BWI and other new acquisitions. However, we continue to monitor and minimize our controllable costs.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased approximately 83% to $117 thousand in the third quarter 2012 compared to $64 thousand in the same 2011 period, due to the addition of our Gerrity Oil joint venture that began operations in July 2012. Depreciation, depletion and amortization expenses are expected to increase in the near term as new wells in our Gerrity Oil joint venture are drilled and begin producing.

Interest and Other Income

Interest and other income increased approximately 234% from $152 thousand in the third quarter 2011 to $508 thousand in the third quarter 2012, primarily as a result of the related party interest earned on the Global Loan which was issued in January 2012.

Income (Loss) from Discontinued Operations

Our income (loss) from discontinued operations decreased from income of $944 thousand in the third quarter 2011 to a loss of $82 thousand for the third quarter 2012 as a result of the oil and gas property sales during 2011. During the current quarter we incurred additional legal costs related to the sold oil and gas properties.

Loss on Disposal of Discontinued Operations

We recognized an additional loss on the 2011 disposal of our Gulf Coast oil and gas properties of $24 thousand during the third quarter 2012 as a result of anticipated additional site clearing costs for retained plugging liabilities.

Results of Continuing Operations for the Nine Month Period Ended September 30, 2012 Compared to September 30, 2011

Our loss from continuing operations decreased approximately 36% from $2.8 million in the first nine months of 2011 to $1.8 million for the first nine months of 2012. The majority of the decrease was due to increased interest income from our related party notes receivable as a result of the additional $12 million loan issued to Global in January 2012. The current period operating loss also improved marginally due to the results from our Gerrity Oil joint venture that began operations in July 2012. These improvements were partially offset by increased commercialization costs at BWI. We are actively working to develop our BWI segment and make additional acquisitions which will enable us to continue to improve operating results in the near term.

Oil and Gas Revenues and Expenses

Oil revenues from our portion of our Gerrity Oil joint venture were $180 thousand, or 97% of our total revenues for the three months ended September 30, 2012. We realized an average oil price of $87.45 per barrel during the period. Our share of oil production for the period was approximately 2 thousand bbls for the period, approximately 99% of which came from our non-operating properties located in the Bakken.

Gas revenues from our portion of our Gerrity Oil joint venture were $5 thousand, or 3% of our total revenues for the three months ended September 30, 2012. We realized an average gas price of $4.90 per mcf during the period. Our share of gas production for the period was approximately 1 thousand mcf, approximately 88% of which came from our non-operating properties located in the Bakken.

Assuming stable oil and gas pricing, future revenues from Gerrity Oil are expected to increase as additional wells are drilled and begin producing.

Oil and gas operating expenses for the year to date period ended September 30, 2012 were $21 thousand from our portion of our Gerrity Oil joint venture that began operations in July 2012. Oil and gas operating expenses are expected to increase as new wells in our Gerrity Oil joint venture are drilled in the near term.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately 4% from $3.0 million during the first nine months of 2011 to $3.2 million for the first nine months of 2012 primarily due to additional travel, consulting and personnel expenses as we continue to develop and commercialize the BWI technology during 2012. We anticipate that our selling, general and administrative expenses may continue to increase in future periods as we dedicate additional resources to the commercial development of BWI and new acquisitions. However, we continue to monitor and minimize our controllable costs.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased approximately 15% for the year to date period compared to the first nine months of 2011, primarily due to the addition of our Gerrity Oil joint venture that began operations in July 2012. Depreciation, depletion and amortization expenses are expected to increase in the near term as new wells in our Gerrity Oil joint venture are drilled and begin producing.

Interest and Other Income

Interest and other income increased approximately 212% from $439 thousand in the first nine months of 2011 to $1.4 million in the first nine months of 2012, primarily as a result of the related party interest earned on the Global Loan which was issued in January 2012.

Income Tax Benefit

We recognized an income tax benefit of $80 thousand in the first nine months of 2012 primarily due to a gain realized upon the settlement of the IRS contingency. The estimated contingency recorded of $225 thousand was settled in April 2012 for $152 thousand, resulting in an income tax benefit.

Income (Loss) from Discontinued Operations

Our income (loss) from discontinued operations decreased from income of $1.8 million in the first nine months of 2011 to a loss of $302 thousand for the first nine months of 2012 as a result of the oil and gas property sales during 2011. During the current year, we incurred additional legal costs resulting from the sale of the oil and gas properties and bad debt expense on a potentially uncollectible oil and gas receivable account.

Loss on Disposal of Discontinued Operations

We recognized an additional loss on the 2011 disposal of our Gulf Coast oil and gas properties of $93 thousand during the first nine months of 2012 as a result of additional purchase price adjustments related to capital expenditures which were incurred prior to the effective date of the sales as well as anticipated increases in retained plugging and abandonment costs.

LIQUIDITY AND CAPITAL STRUCTURE

Financial Condition

	September 30,			December 31,
(Thousands of dollars)	2012			2011

Current ratio	108.42	to	1	22.84	to	1
Working capital (1)		$38,993			$47,097
Total debt		$-			$-
Total cash		$21,964			$43,431
Total stockholders' equity		$64,522			$75,242
Total liabilities to equity	0.02	to	1	0.04	to	1

(1) Working capital is the difference between current assets and current liabilities.

Cash on hand was primarily generated from the rights offering along with proceeds from our oil and gas property divestitures during 2011. The decrease in our working capital as of September 30, 2012 as compared to December 31, 2011 is primarily due to the issuance of the $12 million Global Loan in January 2012. We also used $3 million for the repurchase of approximately 25 thousand shares of treasury stock, $2 million for our joint venture investment in Gerrity Oil, approximately $1 million for capital expenditures, approximately $1 million related to continuing operations, and approximately $700 thousand to retire liabilities related to our discontinued operations, offset by the transfer of the Global Loan from long-term notes receivable to short-term notes receivable as of September 30, 2012.

We used approximately $1.1 million for capital expenditures during the 2012 period, the majority of which were for capitalized general and administrative costs that are directly related to the mobile BWI plant currently under development and our portion of lease acquisition drilling and completion costs for our Gerrity Oil joint venture.

We anticipate our cash balance on hand will adequately fund our 2012 operating cash flow. We also anticipate that we will have access to other capital resources, if needed, to fund our planned capital expenditures and other investing activity.

Our newly formed Gerrity Oil joint venture invests in non-operated working interests in properties and as such does not control the timing of capital expenditures. To cover the cost of these potential capital expenditures, Gerrity Oil may raise additional capital or incur debt. We may choose to make additional investments in Gerrity Oil to maintain our ownership interests.

We may continue to deploy cash to acquire or invest in other energy-related businesses, to acquire securities, or for discretionary capital expenditures. We may also decide to pay dividends to our common shareholders, subject to our ability to pay dividends and to a determination by management and our Board of Directors that dividends are in our best interests and those of our shareholders.

We may also seek to raise financing through the issuance of equity, debt and convertible debt instruments, if needed, for utilization of acquisition, development or investment opportunities as they arise. Additionally, we may reduce our ownership interests in any of our investments through strategic sales under certain conditions.

Capital Structure

Adjusted for the one-for-forty reverse stock split, at September 30, 2012, if our remaining convertible preferred stock were converted we would be required to issue the following amounts of our common stock:

		Shares of Common
		Stock Issuable at
Instrument	Conversion Price (a)	September 30, 2012
Series G1 Preferred	$11,200	8
Series G2 Preferred	$2,688	37
Common Stock Potentially Issued Upon Conversion		45

(a) Certain conversion prices are subject to adjustment under certain circumstances.

Significant Ownership of our Stock

As of September 30, 2012, Brean Murray Carret Group Inc. (“Brean”) beneficially owned approximately 60.28% of the combined voting power of our outstanding common stock. This entity is beneficially owned by Wayne Quasha through the AQ, JQ and WQ Trusts. Mr. Alan Quasha, Chairman of the Board of Directors of HKN, is the brother of Wayne Quasha, who is deemed the beneficial owner of Brean, but Mr. Alan Quasha disclaims any beneficial ownership of these shares. Brean is in a position to exercise significant influence over the election of our Board of Directors and other matters.

Cash Flows

Net cash used by operating activities during the nine months ended September 30, 2012 was $3.5 million, as compared to cash provided of $580 thousand in the prior year period. Net cash used by continuing operations increased from $1.1 million to $2.8 million, primarily as a result of a $1.1 million increase in net loss and the settlement of our income tax contingency. Cash from discontinued operations decreased from cash provided of $1.7 million in the prior year to cash used of $731 thousand in 2012.

Net cash used by investing activities during the nine months ended September 30, 2012 was $15 million, as compared to $11.9 million in the prior year period. This decrease in cash was the result of $11.8 million of net cash used to fund the Global Loan, a net $2 million used for our joint venture investment in Gerrity Oil, $1.1 million used for capital expenditures, primarily related to the BWI plants currently under development and lease acquisition, drilling and completion costs for Gerrity Oil, and $175 thousand used to purchase 100 thousand additional shares of Global. Comparatively, the 2011 cash flows contained cash used of $18.3 million for the placement of funds in an escrow account as part of the Global mandatory offer and $254 thousand for capital expenditures, offset by cash generated of $6.7 million which was comprised of net sales proceeds from several of our oil and gas properties during the first nine months of 2011 of approximately $7.5 million, reduced by capital expenditures for these properties of $805 thousand.

We used cash for financing activities of $2.9 million during the nine months ended September 30, 2012 for treasury stock repurchases while 2011 had cash provided by financing activities of $13.9 million primarily due to $14.8 million in net cash provided from the rights offering, offset by $819 thousand for treasury stock repurchases.

Obligations, Contingencies and Commitments

BWI Contingency –BWI has a contingent liability of $800 thousand related to an obligation which may be payable upon the conclusion of certain performance events related to BWI's equipment. There were no changes to the BWI liability recorded during the nine months ended September 30, 2012.

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

Louisiana Limited Scope Audit – In April 2012, we received notice from the State of Louisiana's Department of Revenue that our discontinued oil and gas subsidiary, XPLOR Energy Operating Company, was the subject of a limited scope sales tax audit focused on the company's on-site use and consumption of lease gas in connection with its lease, gathering and pipeline operations from January 1, 2006 through June 30, 2009. The Louisiana Department of Revenue issued a preliminary assessment, or “Notice of Proposed Tax Due,” preliminarily assessing sales tax of $194 thousand and related penalties and interest of $130 thousand, resulting in a total assessment of $324 thousand. In July 2012, we filed an audit protest with the Louisiana Department of Revenue challenging the preliminary assessment, as we do not agree with the legal basis of the assessment or the methodology in which the taxes were calculated and plan to vigorously defend our position. Due to the inherent uncertainties of the audit protest and preliminary assessment, we cannot accurately predict the ultimate outcome of the matter. Accordingly, at September 30, 2012, we did not record a contingency related to this matter. In the event of a negative outcome, the potential loss related to the audit and preliminary assessment is currently estimated not to exceed $324 thousand.

XPLOR Energy litigation - Pursuant to a Purchase and Sale Agreement (“PSA”) dated as of November 17, 2011 between our subsidiary XPLOR Energy SPV-I, Inc. (“XPLOR”) and Texas Petroleum Investment Company (“TPIC”), we sold to TPIC our oil and gas production assets and related operations at our Main Pass 35 field.  The closing of the transaction occurred on November 17, 2011 but was effective as of October 1, 2011.  On November 21, 2011, TPIC informed us that they had discovered defects in the salt water disposal system at Main Pass resulting in a salt water spill in the Gulf of Mexico, which had been reported to regulatory authorities.

TPIC has filed a lawsuit against XPLOR in the 236th Judicial District Court, Tarrant County, Texas. The case is styled: Texas Petroleum Investment Company vs. XPLOR Energy SPV-1, Inc., Richard Cottle, Sarah Gasch, and John Hewitt. In the lawsuit, TPIC has asserted claims of fraud, fraudulent inducement, negligent misrepresentation, and indemnity related to its purchase of a production platform and associated assets from XPLOR. TPIC's claims focus on alleged salt water system defects, related repairs to the facilities, and purported representations regarding the condition of the platform and associated assets. TPIC is seeking an unstated amount of alleged actual and exemplary damages as well as costs and fees. Although litigation is inherently uncertain, based upon the information known to date, we do not believe TPIC's claims have merit. Accordingly, as of September 30, 2012, we did not record a contingency related to TPIC's allegations as we do not currently believe that it is probable that HKN or XPLOR would be responsible for the costs, fees and damages allegedly incurred by TPIC as a result of its claims, the salt water disposal issues, or third party or governmental claims, if any, resulting therefrom.  We intend to vigorously defend any assertions related to the above lawsuit.  Based upon information known to date, the range of estimated loss if TPIC were to prevail on its claims is currently estimated not to exceed $2.5 million in damages, costs, and fees.

Off-Balance Sheet Arrangements - As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2012, we were not involved in any unconsolidated SPE transactions and we have no off-balance sheet arrangements.

Treasury Stock – At September 30, 2012 and December 31, 2011, we held no shares of treasury stock. During April 2012, our Board of Directors authorized an amendment to the existing repurchase plan allowing us to repurchase an additional 25 thousand shares of our common stock. During the nine months ended September 30, 2012, we purchased approximately 25 thousand shares and retired approximately 25 thousand shares of our common stock. Of this, approximately 21 thousand shares were repurchased from shareholders in privately negotiated transactions for $2.5 million. As of September 30, 2012, approximately 3 thousand shares remained available for repurchase under our repurchase program.

Adequacy of Capital Sources and Liquidity

We believe that we will have the ability to provide for our operational needs, our planned capital expenditures and possible investments through projected operating cash flow and cash on hand. Our operating cash flow has been adversely affected by the sale of our oil and gas properties as well as the fact that BWI has not begun generating revenue. To address this challenge, we continue to minimize our controllable costs and generate low-risk interest income until BWI begins revenue generation and we acquire additional new operating assets. We have begun generating revenues from our newly acquired Gerrity Oil joint venture and we expect to generate further revenues from new acquisitions and our BWI segment by 2013. Should projected operating cash flow not materialize, we may reduce BWI capital expenditures and future investments and/or consider the issuance of debt, equity and convertible debt instruments, if needed, for utilization in BWI's planned capital expenditures and new energy-based investment opportunities. All of our BWI capital expenditures are purely discretionary and may be curtailed or delayed at any time. We may also reduce our ownership interest in our investments through strategic sales under certain conditions or choose not to participate in future capital needs of our Gerrity Oil joint venture which could dilute our interest.

We had no debt outstanding at September 30, 2012. If we seek to raise other equity or debt financing to fund capital expenditures or other acquisition and development opportunities, those transactions may be affected by the market value of our common stock. If the price of our common stock declines, our ability to utilize our stock either directly or indirectly through convertible instruments for raising capital could be negatively affected. Further, raising additional funds by issuing common stock or other types of equity securities could dilute our existing stockholders, which dilution could be substantial if the price of our common stock decreases. Any securities we issue may have rights, preferences and privileges that are senior to our existing equity securities. Borrowing money may also involve pledging some or all of our assets.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings with the SEC are recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of the end of the period covered by this report, and under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting that occurred during the period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)     Adjusted for the one-for-forty reverse stock split, the following table provides information about purchases by us during the three months ended September 30, 2012, of our Common Stock.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2012 through July 31, 2012	134	$92.62	134	3,063
August 1, 2012 through August 31, 2012	116	$89.22	116	2,947
September 1, 2012 through September 30, 2012	-	$-	-	2,947
Total	250	$91.04	250	2,947

ITEM 6.  EXHIBITS

EXHIBIT INDEX

    Exhibit

*31.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (“S.O. Act”)

*31.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 302 of the S.O. Act

*32.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

*32.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

*101.INS**	XBRL Instance

*101.SCH**	XBRL Taxonomy Extension Schema

*101.CAL**	XBRL Taxonomy Extension Calculation

*101.DEF**	XBRL Taxonomy Extension Definition

*101.LAB**	XBRL Taxonomy Extension Labels

*101.PRE**	XBRL Taxonomy Extension Presentation

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

HKN, Inc.
(Registrant)

Date: November 6, 2012	By:	/s/ Sarah B. Gasch
Sarah B. Gasch
Executive Vice President and Chief Financial Officer