Form 10-K/A
period 2011-12-31
HKN, Inc.
filed 2012-12-05
CIK 313478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This amendment to the Annual Report on Form 10-K of HKN, Inc. for the Fiscal Year Ended December 31, 2011, as originally filed with the Securities and Exchange Commission (“SEC”) on March 2, 2012, is being filed solely to provide Exhibit 10.2, Loan and Security Agreement with Global Energy Development PLC, principal amount of $5 million dated September 14, 2010 and 10.3, Amendment No. 1 Loan and Security Agreement with Global Energy Development PLC, principal amount of $5 million dated February 2, 2011 in accordance with Item 601(b)(10) of Regulation S-K.

This amendment does not reflect events occurring after March 2, 2012 and does not update or modify in any way the consolidated results of operations, financial position, cash flows or other disclosures in our Form 10-K as originally filed with the SEC. It should be noted, however, subsequent to the filing of this Form 10-K we voluntarily delisted our common stock from AMEX and moved the listing to OTCQB.

As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, we are also filing new certifications by our principal executive officer and principal financial officer as exhibits to this amendment.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit

3.1	Restated Certificate of Incorporation of HKN, Inc. (previously filed).

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Harken Energy Corporation dated June 4, 2007 (previously filed).

3.3	Certificate of Amendment to Restated Certificate of Incorporation of HKN, Inc. dated June 24, 2008 and effective June 26, 2008 (previously filed).

3.4	Amended and Restated Bylaws of HKN, Inc. (previously filed).

4.1	Form of certificate representing shares of HKN, Inc. common stock, par value $.01 per share (previously filed).

4.2	Rights Agreement, dated as of April 6, 1998, by and between Harken Energy Corporation and ChaseMellon Shareholder Services L.L.C., as Rights Agent (previously filed).

4.3
Amendment to Rights Agreement by and between Harken Energy Corporation and American Stock Transfer and Trust Company (successor to Mellon Investor Services LLC, (formerly known as ChaseMellon Shareholder Services L.L.C.), as Rights Agent, dated June 18, 2002 (previously filed).

4.4
Amendment to Rights Agreement by and between Harken Energy Corporation and American Stock Transfer and Trust Company (successor to Mellon Investor Services LLC, (formerly known as ChaseMellon Shareholder Services L.L.C.), as Rights Agent, dated August 27, 2002 (previously filed).

4.5	Certificate of Designations of Series E Junior Participating Preferred Stock (previously filed).

4.6	Certificate of Increase of Series E Junior Participating Preferred Stock of Harken Energy Corporation (previously filed).

4.7	Certificate of Designations of Series G1 Convertible Preferred Stock (previously filed).

4.8	Certificate of Increase of Series G1 Convertible Preferred Stock of Harken Energy Corporation (previously filed).

4.9	Certificate of Designations of Series G2 Convertible Preferred Stock (previously filed).

4.10	Certificate of Designations of Series M Cumulative Convertible Preferred Stock (previously filed).

4.11	Amendment to Rights Agreement by and between HKN, Inc. and American Stock Transfer and Trust Company, as Rights Agent, dated April 4, 2008 (previously filed).

4.12	Amendment to Rights Agreement by and between HKN, Inc. and American Stock Transfer and Trust Company, as Rights Agent, dated October 26, 2010 (previously filed).

10.1	Purchase and Sale Agreement between Xplor Energy SPV-I, Inc. and Texas Petroleum Investment Company dated November 17, 2011 (previously filed).

*10.2	Loan and Security Agreement with Global Energy Development PLC, principal amount of $5 million dated September 14, 2010.

*10.3	Amendment No. 1 to Loan and Security Agreement with Global Energy Development PLC, principal amount of $5 million dated February 2, 2011.

21	Subsidiaries of HKN, Inc. (previously filed).

23.1	Consent of Independent Registered Public Accounting Firm – Hein & Associates, LLP (previously filed).

24	Power of Attorney (previously filed).

*31.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (“S.O. Act”)

*31.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 302 of the S.O. Act

*32.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

*32.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

101.INS**	XBRL Instance (previously furnished).

101.SCH**	XBRL Taxonomy Extension Schema (previously furnished).

101.CAL**	XBRL Taxonomy Extension Calculation (previously furnished).

101.DEF**	XBRL Taxonomy Extension Definition (previously furnished).

101.LAB**	XBRL Taxonomy Extension Labels (previously furnished).

101.PRE**	XBRL Taxonomy Extension Presentation (previously furnished).

* Filed herewith

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 5, 2012.

HKN, INC.

/s/ Sarah B. Gasch
By: Sarah B. Gasch, ExecutiveVice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)