Form 10-Q/A
period 2012-03-31
HKN, Inc.
filed 2012-12-05
CIK 313478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

This amendment to the Quarterly Report on Form 10-Q of HKN, Inc. for the Fiscal Quarter Ended March 31, 2012, as originally filed with the Securities and Exchange Commission (“SEC”) on May 8, 2012, is being filed solely to provide Exhibit 10.2, Loan Agreement with Global Energy Development PLC, principal amount of $12 million, dated January 31, 2012 in accordance with Item 601(b)(10) of Regulation S-K.

This amendment does not reflect events occurring after May 8, 2012 and does not update or modify in any way the consolidated results of operations, financial position, cash flows or other disclosures in our Form 10-Q as originally filed with the SEC.

As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, we are also filing new certifications by our principal executive officer and principal financial officer as exhibits to this amendment.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

EXHIBIT INDEX

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

4.5	Certificate of Designations of Series E Junior Participating Preferred Stock (previously filed).

4.6	Certificate of Increase of Series E Junior Participating Preferred Stock of Harken Energy Corporation (previously filed).

4.7	Certificate of Designations of Series G1 Convertible Preferred Stock (previously filed).

4.8	Certificate of Increase of Series G1 Convertible Preferred Stock of Harken Energy Corporation (previously filed).

4.9	Certificate of Designations of Series G2 Convertible Preferred Stock (previously filed).

4.10	Certificate of Designations of Series M Cumulative Convertible Preferred Stock (previously filed).

4.11	Amendment to Rights Agreement by and between HKN, Inc. and American Stock Transfer and Trust Company, as Rights Agent, dated April 4, 2008 (previously filed).

4.12	Amendment to Rights Agreement by and between HKN, Inc. and American Stock Transfer and Trust Company, as Rights Agent, dated October 26, 2010 (previously filed).

4.13	Amendment to Rights Agreement by and between HKN, Inc. and American Stock Transfer and Trust Company, as Rights Agent, dated April 30, 2012 (previously filed).

10.1	BriteWater International, Inc. 2012 Equity Compensation Plan (previously filed).

*10.2	Loan Agreement with Global Energy Development PLC, principal amount of $12 million, dated January 31, 2012.

*31.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (“S.O. Act”)

*31.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 302 of the S.O. Act

*32.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

*32.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

101.INS**	XBRL Instance (previously furnished).

101.SCH**	XBRL Taxonomy Extension Schema (previously furnished).

101.CAL**	XBRL Taxonomy Extension Calculation (previously furnished).

101.DEF**	XBRL Taxonomy Extension Definition (previously furnished).

101.LAB**	XBRL Taxonomy Extension Labels (previously furnished).

101.PRE**	XBRL Taxonomy Extension Presentation (previously furnished).

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

HKN, Inc.
(Registrant)

Date: December 5, 2012	By:	/s/ Sarah B. Gasch
Sarah B. Gasch
Executive Vice President and Chief Financial Officer