Form 10-Q/A
period 2012-09-30
HKN, Inc.
filed 2012-12-05
CIK 313478

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

EXPLANATORY NOTE

This amendment to the Quarterly Report on Form 10-Q of HKN, Inc. for the Fiscal Quarter Ended September 30, 2012, as originally filed with the Securities and Exchange Commission (“SEC”) on November 6, 2012, is being filed solely to provide Exhibit 10.1, Amendment No. 2 to Loan and Security Agreement with Global Energy Development PLC, principal amount of $5 million, dated August 30, 2012 and 10.2, Limited Liability Company Agreement of Gerrity Oil, LLC dated July 13, 2012 in accordance with Item 601(b)(10) of Regulation S-K.

This amendment does not reflect events occurring after November 6, 2012 and does not update or modify in any way the consolidated results of operations, financial position, cash flows or other disclosures in our Form 10-Q as originally filed with the SEC.

As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, we are also filing new certifications by our principal executive officer and principal financial officer as exhibits to this amendment.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit Number	Exhibit

*10.1	Amendment No. 2 to Loan and Security Agreement with Global Energy Development PLC, principal amount of $5 million, dated August 30, 2012.

*10.2	Limited Liability Company Agreement of Gerrity Oil, LLC dated July 13, 2012.

*31.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (“S.O. Act”)

*31.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 302 of the S.O. Act

*32.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

*32.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

101.INS**	XBRL Instance (previously furnished).

101.SCH**	XBRL Taxonomy Extension Schema (previously furnished).

101.CAL**	XBRL Taxonomy Extension Calculation (previously furnished).

101.DEF**	XBRL Taxonomy Extension Definition (previously furnished).

101.LAB**	XBRL Taxonomy Extension Labels (previously furnished).

101.PRE**	XBRL Taxonomy Extension Presentation (previously furnished).

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

4