Form 10-K
period 2012-12-31
HKN, Inc.
filed 2013-03-06
CIK 313478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 1-10262

HKN, INC.
(Exact name of registrant as specified in its charter)
Delaware	95-2841597
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

180 State Street, Suite 200	76092
Southlake, Texas	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code (817) 424-2424

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, Par Value $0.01 Per Share	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☑ No

The aggregate market value of the voting common stock, par value $0.01 per share, held by non affiliates of the Registrant as of June 30, 2012 was approximately $16.8 million. For purposes of the determination of the above stated amount only, all directors, executive officers and 5% or more stockholders of the Registrant are presumed to be affiliates.

The number of shares of common stock, par value $0.01 per share, outstanding as of February 28, 2013 was 421,651.

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

PART I

ITEM 1. BUSINESS

Overview

Our business strategy is focused on enhancing value for our shareholders through the development of a well-balanced portfolio of assets in the energy industry. Currently, the majority of the value of our assets is derived from our wholly-owned subsidiary, BriteWater International, Inc. (“BWI”), our joint venture in Gerrity Oil, LLC (“Gerrity Oil”), our investment in publicly-traded common shares of Global Energy Development PLC (“Global”) and our notes receivable extended to Global. We believe these assets present significant growth potential for us.

We were incorporated in 1973 in the State of California and reincorporated in 1979 in the State of Delaware. Our corporate offices are located at 180 State Street, Suite 200, Southlake, Texas 76092. Our telephone number is (817) 424-2424, and our web site is accessed at www.hkninc.com. We make available, free of charge, on our website, our Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Audit Committee Charter and Nominating Committee Charter as well as our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as is reasonably practical after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  You can also access our filings with the SEC at http://www.sec.gov.

BriteWater International, Inc.

BWI owns a patented oilfield emulsion breaking technology. This is a continuous process technology that can purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids, thereby reducing the environmental impact and operating costs of the disposition of residual fuels and waste materials while recovering valuable oil. This technology has been successfully tested in multiple refineries as well as in a demonstration in Prudhoe Bay, Alaska, all of which confirmed the effectiveness of the emulsion breaking technology to recover valuable hydrocarbons and reduce wastes. BWI is currently designing standardized modules which can be used for both upstream and downstream applications in the oil and gas industry, including oil field and refinery emulsions and oil spill remediation.

BWI’s wholly-owned subsidiary, Arctic Star Alaska, Inc. (“Arctic Star”), is currently completing the detailed engineering and design for a mobile waste processing plant to be located on the North Slope of Alaska.  Arctic Star and BWI currently hold contracts which grant Arctic Star the right of first refusal for oilfield waste generated in certain fields on the North Slope and expect to enter into additional feedstock supply agreements during 2013.  Long-lead time equipment for the plant was ordered during January of 2013, and we anticipate that construction will begin during the first half of 2013. Arctic Star has also identified a location on the Alaska North Slope on which it will locate one of the standardized plant designs and is currently in negotiations to secure this lease.

BWI also has an existing purpose-built plant which can be used to break emulsions found in weathered lagoon pits. Although its primary focus in 2013 is to build and launch its Arctic Star plant, BWI continues to market this plant and hopes to deploy this plant or parts of the plant. Should we determine that this plant is not deployable or that only parts of the plant are deployable, we could incur a write down of the book value of this asset.

Domestic Energy Investment in the Bakken and Niobrara

In July 2012, we obtained a 50% interest in Gerrity Oil, LLC (“Gerrity Oil”), a legal entity which currently holds non-operated working interests in properties strategically located in the Bakken and Niobrara shale oil plays. In January 2013, we made the decision to dissolve the joint venture and obtain a direct ownership interest in our 50% portion of the Gerrity Oil assets and properties under a newly formed corporation, HKN Bakken, Inc. (“HBI”).

We invested in Gerrity Oil because we believe it represents significant near-term growth potential and aligns well with our long term investment goals.  As HBI, we plan to invest on a non-operated basis in all phases of the oil and gas business including the acquisition of oil and gas leases, fee mineral interests, overriding royalty interests, participating and non-participating royalty interests and production payments, and participating in the drilling, completion, operation and maintenance of oil and gas wells. Prior to its dissolution, we have accounted for Gerrity Oil under proportionate consolidation rules pursuant to which our portion of the assets, liabilities and results of operations of Gerrity Oil are included in our consolidated financial statements as of December 31, 2012.  Effective January 1, 2013, we will begin consolidating 100% of HBI.  This change will have no effect on our consolidated balance sheets or statements of operations.

International Energy Investment – Global Energy Development PLC

At December 31, 2012 and 2011, we held an investment in Global Energy Development PLC (“Global”) through our ownership of approximately 34% of Global’s ordinary shares and $17 million in notes receivable. Global is a petroleum exploration and production company focused on Latin America. Global’s shares are traded on the Alternative Investment Market (“AIM”), a market operated by the London Stock Exchange. In addition to financing opportunities, we continue to monitor our investment in Global in order to identify opportunities for divesting of shares or making additional investments in the company.

Ordinary Shares - We account for our ownership of Global shares as an available for sale investment. During 2012, we purchased an additional 230 thousand shares of Global for $411 thousand, increasing our ownership from 33.88% to 34.22%.  At December 31, 2012 and 2011, our investment in Global was equal to the market value of Global’s ordinary shares as follows (in thousands, except for the share and per-share amounts):

	December 31, 2012	December 31, 2011

Shares of Global Stock held by HKN	12,356,768	12,126,768

Closing Price of Global Stock	£1.18	£1.06

Foreign Currency Exchange Rate	1.6259	1.5490

Market Value of Investment in Global	$23,607	$19,913

The foreign currency translation adjustment of approximately $857 thousand and the unrealized gain on investment of $2.4 million for these changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the year ended December 31, 2012.

Global’s asset base and financial information continue to be strong; therefore we intend to hold our shares of Global until we believe the market price more accurately reflects the value of its operations and asset base.

2010 Senior Secured Note Receivable - During 2010, we issued a $5 million Senior Secured Loan and Security Agreement (“Global Note Receivable”) to Global which carried an interest rate of 10.5% and a maturity date of September 2012.  We extended this loan to Global in order to promote their development activities while earning a 10.5% competitive rate of return on our funds.  The loan is secured by Global’s oil-producing assets.

During August 2012, we agreed to extend the maturity date of our Global Note Receivable by seven months, resulting in a new maturity date of April 14, 2013.  In association with this amendment, we increased the interest rate from 10.5% up to 12.5%. Global also paid to us a 1% transaction fee of approximately $50 thousand, of which $25 thousand is deferred at December 31, 2012 and will be recognized over the remaining term of the Global Note Receivable.

2012 Note Receivable - On January 31, 2012, we executed a separate loan agreement (the “Global Loan”) with Global which carries a principal amount of $12 million.  The Global Loan is currently unsecured, but we can require Global to provide adequate collateral security in the event of a material adverse effect, determined at our sole discretion. The Global Loan is due and payable to us on or before September 30, 2013 and bears interest at 10.5% per annum. In September 2012, under provisions of the Global Loan agreement, the interest rate charged was increased from 10.5% up to 12.5% per annum due to Gobal’s nonconformity with a performance condition as of June 30, 2012.  The new stated interest rate will remain in effect until maturity of the loan agreement.  Accrued and unpaid interest on the outstanding principal amount is due and payable on the last day of each quarter.  Global also paid to us a 1.75% transaction fee of $210 thousand, of which $94 thousand is deferred and presented net of the long term notes receivable at December 31, 2012 and will be recognized over the term of the Global Loan.

We are currently in the process of renegotiating the payment terms of the Global Note Receivable and the Global Loan and expect that a significant portion of the amounts due during 2013 will be deferred to 2014 and 2015 to allow for a more realistic repayment schedule in light of Global’s current operations and development plan.

Oil and Gas Operations

As a result of the 2011 sale of our oil and gas properties as discussed in Note 8 - “Discontinued Operations” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K, we did not hold any interest in oil and gas properties as of December 31, 2011.  The following information is reflected at our 50% share related to our proportionately consolidated Gerrity Oil investment that we acquired in the third quarter of 2012 which is accounted for under the successful efforts method of accounting.

Oil and Gas Development and Production Operations

As of December 31, 2012, all of our non-operated oil and gas development and production operations are located in the United States. Upon our initial investment in Gerrity Oil in July 2012, we acquired working interests and royalty interests of approximately 123 and 32 net acres, respectively, in the Bakken region of North Dakota and 14 and 3 net acres, respectively, in the Niobrara Basin region of Colorado, which is comprised of 19 gross producing working interest wells and 5 gross producing royalty interest wells.

Since our initial investment in Gerrity Oil in July 2012, we have acquired additional working interests and royalty interests of approximately 107 and 59 net acres, respectively, at a total average cost of approximately $5 thousand per net acre. As of December 31, 2012, our oil and gas assets are comprised of working interests and royalty interests of 230 and 91 net acres, respectively, in the Bakken region and 14 and 3 net acres, respectively, in the Niobrara region. We also elected to participate in the completion of 14 producing gross wells in which we have a working interest, with a 100% success rate in the Bakken formations since our initial investment. As of December 31, 2012, we owned working interests in 64 gross oil and gas wells that consisted of 33 that were producing, 13 that were in the process of being drilled and completed and 18 that were permitted. We owned royalty interests in 21 gross oil and gas wells, consisting of 9 that are producing and 12 that are permitted, as of December 31, 2012.

We engage in crude oil and natural gas exploration and production by participating on a non-operated, proportionate basis alongside third-party interests in wells drilled and completed in spacing units that include our acreage.  We depend on drilling partners to propose, permit and initiate the drilling of wells. Prior to commencing drilling, our partners are required to provide all owners of crude oil, natural gas and mineral interests within the designated spacing unit the opportunity to participate in the drilling costs and revenues of the well to the extent of their pro-rata share of such interest within the spacing unit.  We assess each drilling opportunity on a case-by-case basis and participate in wells that we expect to meet our return thresholds based upon our estimates of ultimate recoverable crude oil and natural gas, expertise of the operator and completed well cost from each project, as well as other factors.  At the present time, we expect to participate, pursuant to our working interest, in substantially all, if not all, of the wells proposed to us.

Oil and Gas Marketing and Customers

We rely on our operating partners to market and sell our production. We understand that our partners generally sell our production to a variety of purchasers at prevailing market prices under separately negotiated short term contracts. The price at which production is sold generally is tied to the spot market for crude oil.  Williston Basin Light Sweet Crude from the Bakken source rock is about 39 API crude oil and is readily accepted into the pipeline infrastructure.  The average differential based on actual Bakken sales during 2012 was $6.11 per barrel below NYMEX WTI pricing.  This differential represents the imbedded transportation costs in moving the crude oil from wellhead to refinery and will fluctuate based on availability of pipeline, rail and other transportation methods.

Our operating partners are comprised of 9 different exploration and development companies, from large publicly-traded companies to small, privately owned companies. We do not believe that the loss of any single operator would have a material adverse effect on our company as a whole.

Oil and Gas Properties and Locations

The following information is presented with regard to our proved oil and gas reserves acquired during the year ended December 31, 2012.

Production and Revenues – We had one field, the Epping field located in the Bakken formation, that contained approximately 68% of our total proved reserves. The following table shows the production for this field for the year ended December 31, 2012:

2012
Production:
Natural Gas (Mcf)	2,703
Oil (Bbls)	2,417
Barrel of Crude Oil Equivalent (BOE)	2,868
Revenues:
Natural Gas	$17,000
Oil	202,000
Total	$219,000

Unit Prices:
Natural Gas (per Mcf)	$6.29
Oil (per Bbl)	$83.57
Production costs per equivalent BOE	$1.10

The following table shows, for the periods indicated, operating information attributable to our oil and gas interests, all of which are located in the United States:

2012
Production:
Natural Gas (Mcf)	6,069
Oil (Bbls)	4,308
Barrel of Crude Oil Equivalent (BOE)	5,319
Revenues:
Natural Gas	$35,000
Oil	359,000
Total	$394,000

Unit Prices:
Natural Gas (per Mcf)	$5.77
Oil (per Bbl)	$83.33
Production costs per equivalent BOE	$1.79

Depletion of Oil and Gas Properties – Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs.  The following table presents our depletion expenses during 2012:

2012
Depletion of crude oil and natural gas properties	$212,000
Depletion per equivalent BOE	$39.86

Acreage and Wells – At December 31, 2012, we owned working interests in the following oil and gas wells and acreage.

	Gross Wells		Net Wells		Developed Acreage		Undeveloped Acreage
Country	Oil	Gas	Oil	Gas	Gross	Net	Gross	Net
United States	63	1	.41	.01	5,879	155	2,054	89
Total	63	1	.41	.01	5,879	155	2,054	89

As a non-operator, we are subject to lease expirations if an operator does not commence the development of operations within the agreed terms of our leases, generally not exceeding five years.  In addition, our leases typically provide that the lease does not expire at the end of the primary term if drilling operations have been commenced. While we generally expect to establish production from most of our acreage prior to expiration of the applicable lease terms, there can be no such guarantee we can do so. The approximate expiration of our gross and net acres which are subject to expire between 2013 and 2017 and thereafter, are set forth below:

	Acres Expiring
Year Ended	Gross	Net
December 31, 2013	-	-
December 31, 2014	560	4
December 31, 2015	1,374	73
December 31, 2016	-	-
December 31, 2017 and thereafter	120	12
Total	2,054	89

We believe that we have satisfactory title to or rights in all of our producing properties. As is customary in the oil and gas industry, minimal investigation of title is made at the time of acquisition of undeveloped properties. We are currently in the process of filing assignments and obtaining division orders for Gerrity Oil and HBI, which could result in changes to our working interests and acreage. We expect that any differences between these division orders and what was represented at the time of acquisition to be immaterial.

Drilling Activity – The following table sets forth the number of gross and net productive and non-productive wells for our drilling and development activity during 2012. The following table does not include the 13 gross wells that were in the process of being drilled, awaiting completion or awaiting flowback subsequent to fracture stimulation at December 31, 2012. Subsequent to December 31, 2012, one of these 13 gross wells has reported production to date. We have classified all wells drilled to date targeting the Bakken formation as developmental wells. As of December 31, 2012, we have had a 100% success rate in our Bakken wells.

	Number of Gross Wells
	Exploratory		Developmental		Total
	Productive	Non-productive	Productive	Non-productive	Productive	Non-productive

2012	-	-	14	-	14	-
Total	-	-	14	-	14	-

	Number of Net Wells
	Exploratory		Developmental		Total
	Productive	Non-productive	Productive	Non-productive	Productive	Non-productive

2012	-	-	0.02	-	0.02	-
Total	-	-	0.02	-	0.02	-

Reserve Information – The process of estimating oil and gas reserves is complex and requires significant judgment. As a result, our reserve report has been prepared by qualified third-party engineers, as defined by the Society of Petroleum Engineers’ standards.  We also require that the independent third-party reservoir engineers ensure that the proved reserve estimates are determined in accordance with SEC definitions and guidance.  We currently do not have any employees that have professional training or experience in the geological or reserve engineering field. We rely on an independent consultant to provide a final review of our reserve report and the assumptions relied upon in such report. This consultant has a PhD in Geology and an excess of 35 years of experience in the oil and gas industry, is a member of the American Society of Petroleum Geologists, is an A.A.P.G. Certified Petroleum Geologist and is licensed as a Professional Geoscientist in the State of Texas.

Our domestic reserve estimates at December 31, 2012 were prepared by Gleason Engineering, which is an independent, registered member of a professional engineering society in the state of Texas, for a portion of our producing properties representing 81% of all our 2012 production.  No nonproducing or undeveloped locations were evaluated and were not included in this reserve report.  We internally tested this report to ensure the inputs and assumptions used are reasonable and have reviewed the qualifications of Gleason Engineering. In addition, the consultant reviewed the published regional geologic studies, wells logs, geological data, well histories, filed rules, oil and gas production data found in the databases of the North Dakota Industrial Commission and Colorado Oil and Gas Conservation Commission and well performance data used by the reserve engineer in order to access the reasonableness of the reserve estimates.

Proved oil and gas reserves are defined as the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Reservoirs are considered proved if economic productibility is supported by either actual production or conclusive formation tests. The area of a reservoir considered proved includes that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir. Reserves which can be economically produced through application of improved recovery techniques are included in the “proved” classification when either successful testing by a pilot project or the operation of an installed program in the reservoir provides support for the engineering analysis on which the project or program was based.

The reserves set forth in the Gleason Engineering report for the properties were estimated utilizing generally accepted engineering practices. An analysis and interpretation of production history was utilized to make the estimate of recoverable reserves from the captioned leases. In accordance with applicable requirements of the SEC, estimates of our net proved reserves and future net revenues are made using average prices at the beginning of each month in the 12-month period prior to the date of such reserve estimates and are held constant throughout the life of the properties.

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

The following table sets forth our estimated proved reserves based on the SEC rules defined in Rule 4.10(a) of Regulation S-X. Immaterial interests were not included in our reserve estimates.

	(Unaudited)
	Total (1)
	Oil (Barrels)	Gas (Mcf)
	(in thousands)
Proved reserves as of December 31, 2012:
Proved developed reserves	17	29
Proved undeveloped reserves (2)	-	-
Total Proved Reserves as of December 31, 2012	17	29

_____________________
(1) All reserves were held within the United States for the years ended December 31, 2012.
(2) We did not obtain an evaluation of proved undeveloped reserves as of December 31, 2012.

During 2012, we incurred approximately $501 thousand of capital expenditures for drilling activities and approximately $2.5 million for property acquisitions, all of which directly contributed to the increase in our proved developed reserves. Of our proved oil and gas reserves 93% are concentrated in the Bakken formation in North Dakota. We expect that any expansion of our proved reserve base will continue to be heavily focused in the Bakken formation.

2013 Outlook

Our objective in 2013 is to build the value of our portfolio of assets through:

•	Building and launching our Arctic Star operations to take advantage of our emulsion-breaking technology and demonstrate the commercial application of our patents,
•	Growing our investment in HBI through acquiring new joint interests and participating in new drilling and development activities,
•
Pursuing opportunities to invest in or acquire undervalued assets or companies in the energy industry which we believe will provide a source of cash flow and/or present significant near-term growth potential,

•	Providing management expertise and/or additional capital for our current assets to enhance their value and accelerate growth and
•	Continuing to manage our capital expenditures and selling, general and administrative costs.

Employees

At December 31, 2012, we had 14 employees, 13 of which were full time employees. We have experienced no work stoppages or strikes as a result of labor disputes and consider relations with our employees to be satisfactory. We maintain group medical, dental, vision, life, long-term disability and long-term care insurance plans for our employees.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate offices, are located in Southlake, Texas. We have a lease for approximately 5,826 square feet in Southlake, Texas, which runs through August 2017.

In January 2013, our Arctic Star subsidiary, part of our BWI operating segment, entered into a lease of approximately 240 square feet of office space in Anchorage, Alaska, on a month to month basis.

See “Liquidity and Capital Structure – Obligations, Contingencies and Commitments – Consolidated Contractual Obligations” contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

See Item 1. “Business” for a discussion of our non-operated interests in oil and gas properties.

ITEM 3. LEGAL PROCEEDINGS

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

TPIC has filed a lawsuit against XPLOR in the 236th Judicial District Court, Tarrant County, Texas. The case is styled: Texas Petroleum Investment Company vs. XPLOR Energy SPV-1, Inc., Richard Cottle, Sarah Gasch, and John Hewitt. In the lawsuit, TPIC has asserted claims of fraud, fraudulent inducement, negligent misrepresentation, and indemnity related to its purchase of a production platform and associated assets from XPLOR.  TPIC’s claims focus on alleged salt water system defects, related repairs to the facilities, and purported representations regarding the condition of the platform and associated assets.  TPIC is seeking an unstated amount of alleged actual and exemplary damages as well as costs and fees.  Although litigation is inherently uncertain, based upon the information known to date, we do not believe TPIC’s claims have merit.  Accordingly, as of December 31, 2012, we did not record a contingency related to TPIC’s allegations as we do not currently believe that it is probable that HKN or XPLOR would be responsible for the costs, fees and damages allegedly incurred by TPIC as a result of its claims, the salt water disposal issues, third party or governmental claims, if any, resulting therefrom.  We intend to vigorously defend any assertions related to the above lawsuit.  Based upon information known to date, the range of estimated loss if TPIC were to prevail on its claims is currently estimated not to exceed $2.5 million in damages, costs, and fees.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Beginning March 1991 until June 2007, our common stock was listed on the American Stock Exchange and traded under the symbol HEC. In June 2007, the trading symbol of our common stock was changed to the symbol HKN. The American Stock Exchange was acquired by NYSE Euronext during 2008 and renamed NYSE Amex. Our common stock was listed on the NYSE Amex until October 26, 2012 when we voluntarily delisted from the exchange. Our common stock is currently traded on the Over the Counter Bulletin Board and quoted on the OTCQB marketplace under the symbol HKNI.  At December 31, 2012, there were 74 holders of record of our common stock.

The following table sets forth, for the periods indicated, the reported high and low closing sales prices of our common stock:

		Prices (1)
		High	Low

2011 --	First Quarter	$168.00	$116.00

	Second Quarter	125.60	77.60

	Third Quarter	102.00	74.00

	Fourth Quarter	116.80	80.00

2012 --	First Quarter	$106.80	$86.00

	Second Quarter	98.00	89.60

	Third Quarter	94.40	75.20

	Fourth Quarter	86.80	54.95

_____________________
(1) Prices prior to November 5, 2012 have been restated to reflect our one-for-forty reverse stock split which was effective October 30, 2012.

Dividends

While we have not paid any cash dividends on common stock since our organization, we may decide to pay dividends in the future subject to our ability to pay dividends and to a determination by management and our Board of Directors that dividends are in our best interests and those of our shareholders. Dividends may not be paid to holders of common stock prior to all dividend obligations related to our Series G1 preferred stock and Series G2 preferred stock being satisfied.

For discussion of dividends paid to holders of our preferred stock and the terms of our preferred stock outstanding, see “Payments of Preferred Stock Dividends and Preferred Stock Redemptions” contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Equity Compensation Plans

In April 2012, our wholly-owned subsidiary BWI adopted a 2012 Equity Compensation Plan (the “BWI Plan”), which is administered by the Compensation Committee (the “Committee”) of the HKN Board of Directors.  The Committee has complete and absolute authority to make any and all decisions regarding the administration of the BWI Plan, and all employees of BWI, employees of HKN and its subsidiaries and nonemployee directors of BWI, are eligible to receive awards under the BWI Plan.  An aggregate of 100,000 shares of common stock of BWI (10% of BWI’s currently outstanding shares of common stock) have been reserved for potential award issuance under the BWI Plan. See Note 11 – “BWI Stock Compensation” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for further information about our equity compensation plan.

Information on Share Repurchases

We had no additional purchases of our common stock by us pursuant to our previously announced share repurchase program during the three months ended December 31, 2012. As of December 31, 2012 we had approximately 3 thousand shares remaining that may be purchased under this program.

In January 2013, we announced that our Board of Directors authorized the cancelation of our  September 2005 stock repurchase plan and authorized a new stock repurchase program which allows us to buy back up to 45 thousand shares of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BUSINESS OVERVIEW

Our business strategy is focused on enhancing value for our shareholders through the development of a well-balanced portfolio of assets in the energy industry. Currently, the majority of the value of our assets is derived from our wholly-owned subsidiary, BWI, our joint venture in Gerrity Oil, our investment in publicly-traded common shares of Global and our notes receivable extended to Global.

We continue to evaluate additional potential projects and opportunities within the energy and related industries.

Recent Developments

Additional Investments

The divestiture of our Gulf Coast oil and gas properties has given us the opportunity to redeploy capital into other areas of the oil and gas industry which may generate greater value for our shareholders while bearing significantly lower operational and regulatory risks.  Throughout 2012, we continued to invest in our emulsions-breaking technology through BWI and the design of the Arctic Star plant, invested in the Bakken shale play through Gerrity Oil and we made additional investments in Global.

Continued Investment in BWI Emulsions Breaking Technology

During 2012, BWI continued to invest in its emulsions-breaking technology.  During 2012, we invested approximately $1 million in this technology.  Arctic Star is currently completing the detailed engineering and design for a mobile waste processing plant to be located on the North Slope of Alaska.  Arctic Star and BWI currently hold contracts which grant them the right of first refusal for oilfield waste generated in certain fields on the North Slope and expect to enter into additional feedstock supply agreements during 2013.  Long-lead time equipment for the plant was ordered during January of 2013, and we anticipate that construction will begin during the first half of 2013.

Domestic Energy Investment in the Bakken and Niobrara

In July 2012, we obtained a 50% interest in Gerrity Oil a legal entity which currently holds non-operated working interests in properties strategically located in the Bakken and Niobrara shale oil plays. In January 2013, we made the decision to dissolve the joint venture and obtain a direct ownership interest in our 50% portion of the Gerrity Oil assets and properties under a newly formed corporation, HBI.

We invested in Gerrity Oil because we believe it represents significant near-term growth potential and aligns well with our long term investment goals.  As HBI, we plan to invest on a non-operated basis in all phases of the oil and gas business including the acquisition of oil and gas leases, fee mineral interests, overriding royalty interests, participating and non-participating royalty interests and production payments, and participating in the drilling, completion, operation and maintenance of oil and gas wells. Prior to its dissolution, we have accounted for Gerrity Oil under proportionate consolidation rules pursuant to which our portion of the assets, liabilities and results of operations of Gerrity Oil are included in our consolidated financial statements as of December 31, 2012.  Effective January 1, 2013, we will begin consolidating 100% of HBI.  This change will have no effect on our consolidated balance sheets or statements of operations.

Additional Investment in Global

On January 31, 2012, we executed a loan agreement with Global which carries a principal amount of $12 million.  The Global Loan is currently unsecured, but we can require Global to provide adequate collateral security in the event of a material adverse effect, determined at our sole discretion. The Global Loan is due and payable to us on or before September 30, 2013 and bears interest at 12.5% per annum. Accrued and unpaid interest on the outstanding principal amount is due and payable on the last day of each quarter, commencing March 31, 2012. Global also paid to us a 1.75% transaction fee of approximately $210 thousand.

During August 2012, we agreed to extend the maturity date of our $5 million Global Note Receivable by seven months, resulting in a new maturity date of April 14, 2013.  In association with this amendment, we increased the interest rate from 10.5% up to 12.5%. Global also paid to us a 1% transaction fee of approximately $50 thousand.

During 2012, we purchased an additional 230 thousand shares of Global for $411 thousand, increasing our ownership from 33.88% to 34.22%.

Other Matters

Reverse Stock Split, Change in Authorized Shares and Voluntary Delisting

The consolidated financial statements retroactively reflect the effect of the shareholder approved, one-for-forty reverse stock split which was effective October 30, 2012.  Accordingly, all disclosures involving the number of shares of our common stock outstanding, issued, or to be issued, such as with a transaction involving our common stock, and all per share amounts, retroactively reflects the impact of the reverse stock split.

In conjunction with the reverse stock split, our shareholders approved a reduction of our common stock shares authorized from 24 million shares down to 2 million shares.  Our shares authorized have been adjusted to reflect this change.

The Company voluntarily decided to move the listing of its stock from the NYSE MKT to the OTC Markets’ OTCQB marketplace effective October 31, 2012.  As a result of our one-for-forty reverse stock split, the NYSE MKT advised us that we would not meet the public float requirement for continued listing of our common stock on the NYSE MKT. We currently intend to continue to file period reports under the Exchange Act.

Share Repurchases

During 2012, we repurchased 25,205 shares of our common stock for a total of $2.9 million.

Discontinued Operations

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

The following table identifies our properties and their effective sale dates:

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

We formerly were a party to two coalbed methane exploration and development agreements in Indiana and Ohio. The agreements provided for a phased delineation, pilot and development program with corresponding staged expenditures. Based on the current industry conditions, including low natural gas pricing, and our evaluation of the economic viability of this project, we determined to discontinue participation in these projects during the third quarter 2011. As a result, we terminated all rights to the prospect acreage and began the plugging and abandonment of the pilot wells. As of December 31, 2012, all remaining coalbed methane liabilities and expenses are included as discontinued operations on the consolidated balance sheets and consolidated statements of operations, respectively, for all periods presented.  We do not anticipate any further expenses to be incurred related to these properties.

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

Investment in Global – We do not account for our investment in Global as an equity method investment in spite of our 34% ownership. We are unable to obtain GAAP financial statements quarterly to perform equity method accounting due to the semi-annual reporting requirements Global follows under the AIM exchange rules.  As a result, we account for Global as an available for sale investment.

We review our investment in Global at each reporting period or more often if any indicators of impairment become known.  We continuously monitor macroeconomic indicators and track Global’s stock price volatility for any downward trends in the market.  We also review public financial information including Global’s issued interim financial statements, investor presentations, as well as financial analysts reviews and recommendations for any indicators of an other than temporary impairment in our carrying value.  Additionally, we monitor public reports regarding the reserves in Colombia’s Middle Magdalena basin in which Global operates.  In addition to these external indicators, we also assess internally our ability and intent to hold our investment in Global should the fair value drop below our cost.  Any resulting other than temporary impairment would be immediately recognized in earnings.  We have not recognized any impairment losses in the years ended December 31, 2011 and 2012.

Amortizing Intangible and Long-Lived Asset Impairment Analysis – We review our amortizing intangible assets, currently consisting of patents acquired in connection with our investment in BWI, and our long-lived assets, consisting of BWI’s Arctic Star plant under development, the weathered lagoon plant and Gerrity Oil’s producing wells, on an annual basis as well as when events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.  Recoverability is measured by a comparison of the carrying value of the asset to its undiscounted future cash flows over the life of the related asset.  If it is determined that an asset is not recoverable, an estimated fair value of the asset is determined.   Any excess of the carrying value of the asset over its fair value is recognized as an impairment loss. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate asset useful lives and future cash flows.  The actual results may vary significantly from these estimates once the BWI assets are placed into service.  If actual results are not consistent with our estimates and assumptions used to calculate estimated future cash flows, we may be exposed to impairment losses that could be material.  We have not recognized any impairment losses in the years ended December 31, 2011 or 2012.

Oil and Gas Properties – We use the successful efforts method of accounting for our Gerrity Oil joint venture oil and gas activities. The significant principles for this method are:

•	Geological and geophysical evaluation costs are expensed as incurred;
•	Costs incurred to drill and equip all successful wells are capitalized;
•	Dry holes for exploratory wells are expensed;
•	Dry holes for development wells are capitalized;
•	Capitalized costs related to proved oil and gas property leasehold costs are depleted over total proved oil and gas reserves; and
•	Capitalized costs related to wells and related equipment and facilities costs are depreciated over proved developed reserves.

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

Stock-Based Compensation – We measure all stock-based compensation awards using a fair value method on the date of grant and recognize such expense in our consolidated financial statements over the requisite service period on a straight-line basis. We use the Black-Scholes formula to determine the fair value of stock-based compensation awards on the date of grant. The Black-Scholes formula requires management to make assumptions regarding the option lives, expected volatility, forfeiture rate and risk free interest rates.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements – In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02 on reporting amounts reclassified out of accumulated other comprehensive income.  The update to this standard will require us to report the effect of any significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified to net income.  For other amounts that are not required to be reclassified to net income in the same reporting period, it requires a cross-reference to other required disclosures that provide additional detail about those amounts.  This standard will be effective for us starting with our first quarter interim reporting on Form 10-Q as of March 31, 2013. We currently do not have any significant reclassifications out of accumulated other comprehensive income into net income.

RESULTS OF OPERATIONS

The following is our discussion and analysis of significant components of our operations which have affected our operating results and balance sheet during the years ended December 31, 2012 and 2011 included in the accompanying consolidated financial statements.

Results of Continuing Operations for the Year Ended December 31, 2012 Compared to December 31, 2011

Our loss from continuing operations decreased approximately 27% from $3.5 million in 2011 to $2.5 million in 2012. The majority of the decrease was due to increased interest income from our related party notes receivable as a result of the additional $12 million loan issued to Global in January 2012. The current period operating loss also improved due to profitable operations from our Gerrity Oil joint venture that began operations in July 2012.  These improvements were partially offset by increased costs at BWI as that entity moves towards operating its first commercial plant. We are actively working to develop our BWI segment and oil and gas interests, as well as make additional acquisitions which will enable us to continue to improve our operating results in the near term.

Oil and Gas Revenues and Expenses

Oil revenues from our portion of our Gerrity Oil joint venture that began operations in July 2012 were $359 thousand, or 91% of our total revenues for 2012. We realized an average oil price of $83.33 per barrel during the year. Our share of oil production for the period was approximately 4 thousand bbls, approximately 97% of which came from our non-operating properties located in the Bakken.

Gas revenues from our portion of our Gerrity Oil joint venture were $35 thousand, or 9% of our total revenues for 2012. We realized an average gas price of $5.77 per mcf during the period. Our share of gas production for the period was approximately 6 thousand mcf, approximately 91% of which came from our non-operating properties located in the Bakken.

Assuming stable oil and gas pricing, future revenues from Gerrity Oil are expected to increase as additional wells are drilled and begin producing.

Oil and gas operating expenses for 2012 were $49 thousand from our portion of our Gerrity Oil joint venture that began operations in July 2012.  Oil and gas operating expenses are expected to increase as new wells in our Gerrity Oil joint venture are drilled in the near term.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately 3% from $4.3 million during 2011 to $4.4 million for 2012 primarily due to additional personnel, consulting and travel expenses as we continued to develop and commercialize the BWI technology during 2012. This increase was partially offset by cost savings measures at our corporate offices. We anticipate that our selling, general and administrative expenses may continue to increase in future periods as we dedicate additional resources to the commercial development of BWI and new acquisitions. However, we continue to monitor and minimize our controllable costs.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased approximately 64% for 2012 compared to 2011, primarily due to the addition of our Gerrity Oil joint venture that began operations in July 2012.  Depreciation, depletion and amortization expenses are expected to increase in the near term as new wells in our Gerrity Oil joint venture are drilled and begin producing coupled with depreciation from the anticipated launch of our new Arctic Star facility.

Interest and Other Income

Interest and other income increased approximately 238% from $578 thousand in 2011 to $2 million in 2012, primarily as a result of the related party interest earned on the Global Loan which was issued in January 2012.

Income Tax Benefit

We recognized an income tax benefit of $80 thousand in 2012 primarily due to a gain realized upon the settlement of the IRS contingency. The estimated contingency recorded of $225 thousand was settled in April 2012 for $152 thousand, resulting in an income tax benefit.

Income (Loss) from Discontinued Operations

Our income (loss) from discontinued operations decreased from income of $1.9 million in 2011 to a loss of $467 thousand in 2012 as a result of the oil and gas property sales during 2011. During the current year, we incurred additional legal costs resulting from the sale of the oil and gas properties and bad debt expense on a potentially uncollectible oil and gas receivable account.

Loss on Disposal of Discontinued Operations

We recognized an additional loss on the 2011 disposal of our Gulf Coast oil and gas properties of $157 thousand in 2012 primarily as a result of increases in retained plugging and abandonment costs.

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

	2012	2011

Series G1	$8,000	$8,000

Series G2	8,000	8,000

Total	$16,000	$16,000

Payments of Preferred Stock Dividends and Preferred Stock Redemptions

At December 31, 2012 and 2011 the following shares of our Preferred Stock issuances were outstanding:

	2012	2011

Series G1	1,000	1,000

Series G2	1,000	1,000

Total	2,000	2,000

Payment of Preferred Stock Dividends -- During both 2012 and 2011, we paid the accrued dividends related to the Series G1 and Series G2 preferred stock with shares of our common stock and issued 4 shares of our common stock as payment for the accrued dividends. The difference between the fair value of the shares of our common stock and the carrying value of the dividend liability, net of withholding taxes paid on behalf of the preferred shareholders, is considered a debt extinguishment gain of $16 thousand and $16 thousand in 2012 and 2011, respectively, and is reflected as a gain on payments of dividends of preferred stock as an increase to net income (loss) to arrive at net income (loss) attributed to common stock.  The net effect of these payments of preferred stock dividends for the two years ended December 31, is as follows:

	2012	2011

Series G1	$8,000	$8,000

Series G2	8,000	8,000

Total	$16,000	$16,000

LIQUIDITY AND CAPITAL STRUCTURE

Financial Condition

	December 31,	December 31,
(Thousands of dollars)	2012	2011

Current ratio	26.35 to 1	22.84 to 1

Working capital (1)	$19,035	$47,097

Total debt	$-	$-

Total cash less debt	$19,286	$43,431

Total stockholders' equity	$72,422	$75,242

Total liabilities to equity	0.02 to 1	0.04 to 1

_____________________
(1) Working capital is the difference between current assets and current liabilities.

Cash on hand was primarily generated from the rights offering along with proceeds from our oil and gas property divestitures during 2011. The decrease in our working capital as of December 31, 2012 as compared to December 31, 2011 is primarily due to the issuance of the $12 million Global Loan in January 2012. We also used $3 million for the repurchase of approximately 25 thousand shares of treasury stock, $2 million for our joint venture investment in Gerrity Oil, approximately $3 million for capital expenditures, approximately $500 thousand related to continuing operations, and approximately $700 thousand to retire liabilities related to our discontinued operations.

We used approximately $3.0 million for capital expenditures during the 2012 period, $1 million of which were for capitalized personnel costs and other general and administrative costs that are directly related to the Arctic Star plant currently under development and $2 million for our portion of lease acquisition drilling and completion costs for our Gerrity Oil joint venture.

We anticipate our cash balance on hand will adequately fund our 2013 operating cash flow. We also anticipate that we will have access to other capital resources, if needed, to fund our planned capital expenditures and other investing activities.

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

At December 31, 2012, if our remaining convertible preferred stock were converted we would be required to issue the following amounts of our common stock:

		Shares of Common
		Stock Issuable at
Instrument	Conversion Price (1)	December 31, 2012

Series G1 Preferred	$11,200	8

Series G2 Preferred	$2,688	37

Common Stock Potentially Issued Upon Conversion		45

_____________________
(1) Certain conversion prices are subject to adjustment under certain circumstances.

Significant Ownership of our Stock

As of December 31, 2012, Brean Murray Carret Group Inc. (“Brean”) beneficially owned approximately 60.49% of the combined voting power of our outstanding common stock. This entity is beneficially owned by Wayne Quasha through the AQ, JQ and WQ Trusts. Mr. Alan Quasha, Chairman of the Board of Directors of HKN, is the brother of Wayne Quasha, who is deemed the beneficial owner of Brean, but Mr. Alan Quasha disclaims any beneficial ownership of these shares. Brean is in a position to exercise significant influence over the election of our Board of Directors and other matters.

Cash Flows

Net cash used by operating activities during the year ended December 31, 2012 was $3.9 million, as compared to cash provided of $430 thousand in the prior year period. Net cash used by continuing operations increased from $1.7 million to $3.2 million.  This increase was primarily as a result of a $1.5 million decrease in our net loss on disposal of discontinued operations non-cash adjustment and the settlement of our income tax contingency in the prior year. Cash from discontinued operations decreased from cash provided of $2.1 million in the prior year to cash used of $706 thousand in 2012.

Net cash used by investing activities during the year ended December 31, 2012 was $17.2 million, as compared to cash provided of $24.3 million in the prior year period. This decrease in cash during 2012, was the result of $11.8 million of net cash used to fund the Global Loan, $3 million used for capital expenditures, primarily related to lease acquisition, drilling and completion costs for Gerrity Oil and a net $2 million used for our joint venture investment in Gerrity Oil. Comparatively, the 2011 cash flows contained cash generated of $25.1 million which was comprised of net sales proceeds from our oil and gas properties during 2011 of approximately $26.3 million, reduced by capital expenditures for these properties of $1.2 million.

We used cash for financing activities of $3.0 million during the year ended December 31, 2012 for treasury stock repurchases and the buy back of partial shares from our reverse stock split.  In 2011 we had cash provided by financing activities of $13.9 million primarily due to $14.8 million in net cash provided from the rights offering, offset by $819 thousand for treasury stock repurchases.

Obligations, Contingencies and Commitments

XPLOR Energy Litigation - Pursuant to a PSA dated as of November 17, 2011 between our subsidiary XPLOR and TPIC, we sold to TPIC our oil and gas production assets and related operations at our Main Pass 35 field.  The closing of the transaction occurred on November 17, 2011 but was effective as of October 1, 2011.  On November 21, 2011, TPIC informed us that they had discovered defects in the salt water disposal system at Main Pass resulting in a salt water spill in the Gulf of Mexico, which had been reported to regulatory authorities.

TPIC has filed a lawsuit against XPLOR in the 236th Judicial District Court, Tarrant County, Texas. The case is styled: Texas Petroleum Investment Company vs. XPLOR Energy SPV-1, Inc., Richard Cottle, Sarah Gasch, and John Hewitt. In the lawsuit, TPIC has asserted claims of fraud, fraudulent inducement, negligent misrepresentation, and indemnity related to its purchase of a production platform and associated assets from XPLOR.  TPIC’s claims focus on alleged salt water system defects, related repairs to the facilities, and purported representations regarding the condition of the platform and associated assets.  TPIC is seeking an unstated amount of alleged actual and exemplary damages as well as costs and fees.  Although litigation is inherently uncertain, based upon the information known to date, we do not believe TPIC’s claims have merit.  Accordingly, as of December 31, 2012, we did not record a contingency related to TPIC’s allegations as we do not currently believe that it is probable that HKN or XPLOR would be responsible for the costs, fees and damages allegedly incurred by TPIC as a result of its claims, the salt water disposal issues, third party or governmental claims, if any, resulting therefrom.  We intend to vigorously defend any assertions related to the above lawsuit.  Based upon information known to date, the range of estimated loss if TPIC were to prevail on its claims is currently estimated not to exceed $2.5 million in damages, costs, and fees.

Main Pass Environmental Investigation - In January 2013, we were notified by the Louisiana Department of Environmental Quality (“LDEQ”) of an investigation and potential penalty related to the TPIC allegations of improper salt water disposal at the Main Pass 35 field previously owned by our subsidiary XPLOR Energy SPV-I, Inc.  At the time of filing this report on Form 10-K, the LDEQ had not completed its investigation. In March 2013, we were advised that the U.S. Environmental Protection Agency was undertaking a criminal investigation of the salt water disposal incident. As noted above in the XPLOR Energy Litigation discussion, we do not believe the salt water disposal system was damaged prior to TPIC’s ownership; accordingly, as of December 31, 2012, we did not record a contingency related to these investigations.

Louisiana Limited Scope Audit – In April 2012, we received notice from the State of Louisiana’s Department of Revenue that our discontinued oil and gas subsidiary, XPLOR Energy Operating Company, was the subject of a limited scope sales tax audit focused on the company’s on-site use and consumption of lease gas in connection with its lease, gathering and pipeline operations from January 1, 2006 through June 30, 2009.  The Louisiana Department of Revenue issued a preliminary assessment, or “Notice of Proposed Tax Due,” preliminarily assessing sales tax of $194 thousand and related penalties and interest of $132 thousand, resulting in a total assessment of $326 thousand. In July 2012, we filed an audit protest with the Louisiana Department of Revenue challenging the preliminary assessment, as we do not agree with the legal basis of the assessment or the methodology in which the taxes were calculated and plan to vigorously defend our position. Due to the inherent uncertainties of the audit protest and preliminary assessment, we cannot accurately predict the ultimate outcome of the matter.  Accordingly, at December 31, 2012, we did not record a contingency related to this matter.  In the event of a negative outcome, the potential loss related to the audit and preliminary assessment is currently estimated not to exceed $326 thousand.

IRS Examination - During 2008, we received a proposed adjustment to our federal tax liability for the calendar year 2005.  The proposed adjustment relates to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserts that the Company recognized a gain for ACE purposes on the sale of the Global PLC stock in 2005.  As a result, we recorded an income tax contingency for this item, including interest and penalties, of $225 thousand in our consolidated financial statements based, in part, on a preliminary indication of a fair value assessment of the Global stock.  During April 2012, we agreed to and paid a tax settlement of $152 thousand with the IRS, including approximately $49 thousand in interest. This settlement resulted in an income tax benefit of $73 thousand within our consolidated financial statements during the second quarter 2012.

BWI Contingency –BWI has a contingent liability of $800 thousand related to an obligation which may be payable upon the conclusion of certain performance events related to its weathered lagoon plant. There were no changes to the BWI liability recorded during the year ended December 31, 2012.

Consolidated Contractual Obligations – The following table presents a summary of our consolidated contractual obligations and commercial commitments as of December 31, 2012 (in thousands):

	Payments Due by Period
Contractual Obligations (1)	2013	2014	2015	2016	Therafter	Total

Office Leases	$186	$189	$192	$194	$131	$892

Total Contractual Cash Obligations	$186	$189	$192	$194	$131	$892

_____________________
(1) As of December 31, 2012, we had no material purchase obligations

Off-Balance Sheet Arrangements - As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2012, we were not involved in any unconsolidated SPE transactions and we have no off-balance sheet arrangements.

Treasury Stock – At December 31, 2012 and 2011, we held no shares of treasury stock. During April 2012, our Board of Directors authorized an amendment to the existing repurchase plan allowing us to repurchase an additional 25 thousand shares of our common stock. During the years ended December 31, 2012 and 2011, we purchased and retired approximately 25 thousand shares and 8 thousand shares, respectively, of our common stock. During 2012, approximately 21 thousand shares were repurchased from shareholders in privately negotiated transactions for $2.5 million. As of December 31, 2012, we had approximately 3 thousand shares available for repurchase under this amended plan.  In January 2013, we announced that our Board of Directors authorized the cancelation of our  September 2005 stock repurchase plan and authorized a new stock repurchase program which allows us to buy back up to 45 thousand shares of our common stock.

Adequacy of Capital Sources and Liquidity

We believe that we will have the ability to provide for our operational needs, our planned capital expenditures and possible investments through projected operating cash flow and cash on hand. Our operating cash flow has been adversely affected by the sale of our oil and gas properties as well as the fact that BWI has not begun generating revenue. To address this challenge, we continue to minimize our controllable costs and generate low-risk interest income until BWI begins revenue generation and we acquire additional new operating assets. We have begun generating revenues from our newly acquired Gerrity Oil joint venture and we expect to generate further revenues from new acquisitions and our BWI segment in 2013. Should projected operating cash flow not materialize, we may reduce BWI capital expenditures and future investments and/or consider the issuance of debt, equity and convertible debt instruments, if needed, for utilization in BWI’s planned capital expenditures and new energy-based investment opportunities. All of our BWI capital expenditures are purely discretionary and may be curtailed or delayed at any time. We may also reduce our ownership interest in our investments through strategic sales.

We had no debt outstanding at December 31, 2012. If we seek to raise other equity or debt financing to fund capital expenditures or other acquisition and development opportunities, those transactions may be affected by the market value of our common stock.  If the price of our common stock declines, our ability to utilize our stock either directly or indirectly through convertible instruments for raising capital could be negatively affected. Further, raising additional funds by issuing common stock or other types of equity securities could dilute our existing stockholders, which dilution could be substantial if the price of our common stock decreases. Any securities we issue may have rights, preferences and privileges that are senior to our existing equity securities. Borrowing money may also involve pledging some or all of our assets.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements appear on pages 26 through 53 in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
HKN, Inc.

We have audited the accompanying consolidated balance sheets of HKN, Inc., and subsidiaries (collectively, the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HKN, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Hein & Associates LLP
Dallas, Texas
March 6, 2013

HKN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	December 31, 2012	December 31, 2011
Assets

Current Assets:
Cash and cash equivalents	$19,286	$43,431
Accounts receivable, net of reserves of $65 thousand in 2012	203	16
Notes receivable - related party	-	5,000
Assets of discontinued operations	-	596
Prepaid expenses and other current assets	297	210
Total Current Assets	19,786	49,253

Oil and gas property, using the successful efforts method of accounting	2,953	-
Construction in progress - plants	1,717	631
Weathered lagoon plant	6,236	6,236
Office equipment and other	261	762
Accumulated depreciation and depletion	(358)	(675)
Total Property and Equipment, net	10,809	6,954

Intangible assets, net	1,872	2,078
Long term note receivable - related party, net of $119 thousand deferred transaction fees	16,881	-
Investment in Global	23,607	19,913
Other assets	1,022	-
Total Assets	$73,977	$78,198

Liabilities and Stockholders' Equity

Current Liabilities:
Trade payables	$244	$-
Liabilities of discontinued operations	247	1,392
Accrued liabilities and other	260	539
Income tax contingency	-	225
Total Current Liabilities	751	2,156

Asset retirement obligation	4	-
BWI contingency	800	800
Total Liabilities	1,555	2,956

Contingencies (Note 2 and 15)

Stockholders’ Equity:
Series G1 preferred stock, $1.00 par value; $100,000 liquidation value; 700,000 shares authorized; 1,000 shares outstanding	1	1
Series G2 preferred stock, $1.00 par value; $100,000 liquidation value; 100,000 shares authorized; 1,000 shares outstanding	1	1
Common stock, $0.01 par value; 2,000,000 shares authorized; 435,328 and 462,015 shares issued and outstanding, respectively	4	5
Additional paid-in capital	453,300	456,235
Accumulated deficit	(394,170)	(391,003)
Accumulated other comprehensive income	13,286	10,003
Total Stockholders' Equity	72,422	75,242
Total Liabilities and Stockholders' Equity	$73,977	$78,198

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

HKN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for share and per share amounts)

	Year Ended December 31,
	2012	2011

Revenues:
Oil and gas operations	$394	$-
Total revenues	394	-

Operating costs and expenses:
Oil and gas operating	49	-
Selling, general and administrative	4,453	4,331
Depreciation, depletion and amortization	469	286
Total operating costs and expenses	4,971	4,617

Loss from operations	(4,577)	(4,617)

Other income:
Interest and other income - related party	1,917	528
Interest and other income	37	50
Total other income	1,954	578

Loss from continuing operations before income taxes	(2,623)	(4,039)
Income tax benefit	80	573
Loss from continuing operations	(2,543)	(3,466)
Loss on disposal of discontinued operations	(157)	(1,703)
Income (loss) from discontinued operations	(467)	1,878
Net loss	(3,167)	(3,291)
Net loss attributable to noncontrolling interests	-	327
Net loss attributable to HKN, Inc. stockholders	(3,167)	(2,964)
Accrual of dividends related to preferred stock	(16)	(16)
Gain on payments of dividends of preferred stock	16	16
Net loss attributed to common stock	$(3,167)	$(2,964)
Loss per common share from continuing operations	$(5.72)	$(7.84)
Income (loss) per common share from discontinued operations	(1.40)	0.44
Net loss per common share, basic and diluted	$(7.12)	$(7.40)
Weighted average common shares outstanding:
Basic and diluted	444,502	400,324

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

HKN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2012	2011

Net loss	$(3,167)	$(3,291)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	857	(6)
Unrealized gain (loss) on investments	2,426	(482)
Other comprehensive income (loss)	3,283	(488)
Comprehensive income (loss)	116	(3,779)
Comprehensive loss attributable to noncontrolling interests	-	327
Comprehensive income (loss) attributable to HKN, Inc. stockholders	$116	$(3,452)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

HKN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Preferred Stock		Common	Additional Paid-In	Treasury	Noncontrolling	Accumulated	Accumulated Other Comprehensive
	G1	G2	Stock	Capital	Stock	Interest	Deficit	Income	Total

Balance, December 31, 2010	$1	$1	$3	$439,065	$-	$3,591	$(388,039)	$10,491	$65,113

Issuance of restricted shares related to investment	-	-	-	3,244	-	(3,264)	-	-	(20)
Issuance of shares related to the rights offering, net of costs	-	-	2	14,745	-	-	-	-	14,747
Accrual of preferred stock dividends	-	-	-	-	-	-	(16)	-	(16)
Issuance of preferred stock dividends	-	-	-	-	-	-	16	-	16
Treasury stock repurchase	-	-	-	-	(819)	-	-	-	(819)
Treasury stock retirements	-	-	-	(819)	819	-	-	-	-
Comprehensive loss:
Net loss							(2,964)
Unrealized holding loss on available for sale investments								(482)
Unrealized foreign currency loss								(6)
Total comprehensive loss									(3,452)
Noncontrolling interest in investment						(327)			(327)
Balance, December 31, 2011	1	1	5	456,235	-	-	(391,003)	10,003	75,242

Reverse stock split - buy back of partial shares	-	-	(1)	(115)	-	-	-	-	(116)
Stock-based compensation expense	-	-	-	81	-	-	-	-	81
Accrual of preferred stock dividends	-	-	-	-	-	-	(16)	-	(16)
Issuance of preferred stock dividends	-	-	-	-	-	-	16	-	16
Treasury stock repurchase	-	-	-	-	(2,901)	-	-	-	(2,901)
Treasury stock retirements	-	-	-	(2,901)	2,901	-	-	-	-
Comprehensive income:
Net loss							(3,167)
Unrealized holding gain on available for sale investments								2,426
Unrealized foreign currency gain								857
Total comprehensive income									116
Balance, December 31, 2012	$1	$1	$4	$453,300	$-	$-	$(394,170)	$13,286	$72,422

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

HKN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(3,167)	$(3,291)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	469	286
Stock-based compensation expense	81	-
Income tax benefit	(80)	(573)
Loss on disposal of discontinued operations	157	1,703
Amortization of loan transaction fee	(141)	-
Other	2	-
Change in operating assets and liabilities:
Accounts receivable and accounts receivable - related party	(108)	(147)
Prepaid assets and other	(86)	124
Trade payables and other	(353)	213
Net cash used in operating activities - continuing operations	(3,226)	(1,685)
Net cash (used in) provided by operating activities - discontinued operations	(706)	2,115
Net cash (used in) provided by operating activities	(3,932)	430

Cash flows from investing activities:
Capital expenditures	(3,047)	(596)
Purchase of Global shares	(411)	(266)
Net proceeds from sales of assets	3	5
Investment in Gerrity Oil joint venture, net of proportionate share of cash acquired of $2 million	(2,000)	-
Investing activities of discontinued operations, including net proceeds from the sale of oil and gas assets of $26.3 million	-	25,134
Issuance of notes receivable to Global, net of transaction fees of $260 thousand	(11,740)	-
Net cash (used in) provided by investing activities	(17,195)	24,277

Cash flows from financing activities:
Issuance costs for shares issued in BWI acquisition	-	(19)
Proceeds from rights offering, net of costs	-	14,747
Reverse split - buy back of partial shares	(117)	-
Purchase of treasury stock	(2,901)	(819)
Net cash (used in) provided by financing activities	(3,018)	13,909

Net (decrease) increase in cash and cash equivalents	(24,145)	38,616
Cash and cash equivalents at beginning of period	43,431	4,815
Cash and cash equivalents at end of period	$19,286	$43,431

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

HKN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our business strategy is focused on enhancing value for our shareholders through the development of a well-balanced portfolio of assets in the energy industry. Currently, the majority of the value of our assets is derived from our wholly-owned subsidiary, BriteWater International, Inc. (“BWI”), our joint venture in Gerrity Oil, LLC (“Gerrity Oil”), our investment in publicly-traded common shares of Global Energy Development PLC (“Global”) and our notes receivable extended to Global. We consider these assets to be strategic for us.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and such differences could be material. Certain prior year amounts have been reclassified to conform with the 2012 presentation.

The consolidated financial statements retroactively reflect the effect of a one-for-forty reverse stock split which was approved by shareholders on October 29, 2012 and effective October 30, 2012.  Accordingly, all disclosures involving the number of shares of our common stock outstanding, issued, or to be issued, such as with a transaction involving our common stock, and all per share amounts, retroactively reflect the impact of the reverse stock split.  In conjunction with the reverse stock split, our shareholders also approved a reduction of our common stock shares authorized from 24 million shares to 2 million shares.  Our shares authorized have been adjusted to reflect this change.

Principles of Consolidation – The consolidated financial statements include the accounts of all companies that we, through our direct or indirect ownership or share-holding, were provided the ability to control their operating policies and procedures.  All significant intercompany balances and transactions have been eliminated.

In July 2012, we obtained a 50% interest in Gerrity Oil, LLC (“Gerrity Oil”), a legal entity which currently holds non-operated working interests in properties strategically located in the Bakken and Niobrara shale oil plays. In January 2013, we made the decision to dissolve the joint venture and obtain a direct ownership interest in our 50% portion of the Gerrity Oil assets and properties under a newly formed corporation, HKN Bakken, Inc. (“HBI”).  Prior to its dissolution, we have accounted for Gerrity Oil under proportionate consolidation rules pursuant to which our portion of the assets, liabilities and results of operations of Gerrity Oil are included in our consolidated financial statements as of December 31, 2012.  Effective January 1, 2013, we will begin consolidating 100% of HBI.  This change will have no effect on our consolidated balance sheets or statements of operations (see Note 3 – “Gerrity Oil Joint Venture”).

As of December 31, 2012, we owned less than a majority of the common shares of Global and did not possess the legal power to direct their operating policies and procedures. We have concluded that Global was not a variable interest entity as defined by the FASB at December 31, 2012.

As a result of the sales of our Gulf Coast oil and gas properties and the abandonment of our coalbed methane projects during 2011, all related Gulf Coast and coalbed methane and oil and gas assets and liabilities and revenues and expenses are included as discontinued operations on the consolidated balance sheets and consolidated statements of operations, respectively, for all periods presented.

Statement of Cash Flows - For purposes of the consolidated statements of cash flows, we consider all highly liquid investments and treasury bills purchased with an original maturity of three months or less to be cash equivalents. No interest was paid for the years ended December 31, 2012 and 2011.

Concentrations of Credit Risk - Although our cash and cash equivalents and accounts receivable are exposed to potential credit loss, we do not believe such risk to be significant. Cash and cash equivalents include investments in money markets placed with highly rated financial institutions.

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are customer obligations due under normal trade terms. We had $195 thousand in trade receivables at December 31, 2012 and no trade receivables at December 31, 2011. We had other accounts receivable of $8 thousand and $147 thousand at December 31, 2012 and 2011, respectively.

Senior management reviews accounts receivable to determine if any receivables will potentially be uncollectible. We include provisions for any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. However, actual write-offs could exceed the recorded allowance. Other than an allowance of $156 thousand for a potentially uncollectible account related to our discontinued operations, we recorded $65 thousand for our portion of a potentially uncollectible account related to our Gerrity Oil operations during the year ended December 31, 2012.

Accumulated Other Comprehensive Income – Comprehensive income includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Changes in our accumulated other comprehensive income during the period is as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain on Investments	Accumulated Other Comprehensive Income

Balance as of December 31, 2011	$198	$9,805	$10,003
Current period other comprehensive income	857	2,426	3,283
Balance as of December 31, 2012	$1,055	$12,231	$13,286

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

BWI Property and Equipment – Project costs that are clearly associated with the acquisition, development and construction of a plant are capitalized as costs of that project. In addition, indirect project costs that are identified with a specific project, including selling, general and administrative expenses, are capitalized and allocated to the project to which the costs relate. Overhead costs and costs incurred after the project is placed into service are charged to expense as incurred.

The BWI weathered lagoon plant of $6.2 million within property and equipment on our consolidated balance sheets has not been depreciated at December 31, 2012, as it has not been placed in service as of the date of these financial statements. In addition, Construction in Progress of $1.7 million related to the BWI Arctic Star plant under development within property and equipment on our consolidated balance sheets is not subject to depreciation while it is under construction. Once construction is completed, the Arctic Star plant will be placed in use and subject to depreciation.

Other property and equipment, which includes computer equipment, computer hardware and software, furniture and fixtures, leasehold improvements and automobiles, is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from 3 to 7 years. During the first quarter 2012, we wrote off certain fully depreciated property and equipment from our consolidated balance sheets. We recorded depreciation expense related to other property and equipment of $50 thousand and $61 thousand for the years ended December 31, 2012 and 2011, respectively.

Oil and Gas Properties – We previously used the full cost method of accounting for our discontinued Gulf Coast properties.  We currently use the successful efforts method of accounting for our Gerrity Oil joint venture oil and gas activities. The significant principles for this method are:

•	Geological and geophysical evaluation costs are expensed as incurred;
•	Costs incurred to drill and equip all successful wells are capitalized;
•	Dry holes for exploratory wells are expensed;
•	Dry holes for development wells are capitalized;
•	Capitalized costs related to proved oil and gas property leasehold costs are depleted over total proved oil and gas reserves; and
•	Capitalized costs related to wells and related equipment and facilities costs are depreciated over proved developed reserves.

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

Our liability for asset retirement obligations is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells and our risk-adjusted interest rate.  Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligation.

Capital amounts attributable to proved oil and gas properties of $1.8 million are depleted by the unit-of-production method over proved reserves using the unit conversion ratio for gas of six Mcf of gas to one barrel of oil equivalent (“BOE”), and one barrel of NGLs to one BOE.   Undeveloped properties of $1.2 million are excluded from this calculation.  Our portion of depreciation, depletion and amortization expense for oil and gas producing properties and related equipment was $212 thousand for the year ended December 31, 2012.

We use the sales method to recognize our oil and gas revenues.  Under this method, revenues are recognized based on actual volumes of gas and oil sold to purchasers. The actual volumes sold differ from the volumes we recognize based on our interests in the properties.

Intangible Assets – Our intangible assets consist of patents acquired in connection with our investment in BWI. Our patents have a total book value $2.6 million and are amortized on a straight-line basis over a period of 6-21 years, based on their respective contractual lives. Accumulated amortization for the year ended December 31, 2012 was $719 thousand. We have recorded amortization expense related to these patents of $205 thousand and $224 thousand for the years ended December 31, 2012 and 2011, respectively. The estimated future annual amortization of our patents over the next five years is as follows (in thousands):

Year	Amount
2013	$205
2014	205
2015	191
2016	183
2017	170
Thereafter	918
Total	$1,872

Investment in Global – Our policy is to review our investment in Global at each reporting period or more often if any indicators of impairment become known.  We continuously monitor macroeconomic indicators and track Global’s stock price volatility for any downward trends in the market.  We also review public financial information including Global’s issued interim financial statements, investor presentations, as well as financial analysts reviews and recommendations for any indicators of an other than temporary impairment in our carrying value.  Additionally, we monitor public reports regarding the reserves in Colombia’s Middle Magdalena basin in which Global operates.  In addition to these external indicators, we also assess internally our ability and intent to hold our investment in Global should the fair value drop below our cost. Any resulting other than temporary impairment would be immediately recognized in earnings.

Other Assets – At December 31, 2012, other assets included $909 thousand in prepaid drilling costs related to the drilling and completion of wells held by Gerrity Oil and $113 thousand for land held by Gerrity Oil.

Notes Receivable – Our notes receivable are stated at their outstanding principal balance, less any allowance for doubtful accounts and deferred transaction fees. Transaction fees related to the notes are deferred and amortized on a straight-line basis over the term of the note and are recognized in interest income from related parties within our consolidated statements of operations.

We evaluate our notes receivable to determine if any receivable will potentially be uncollectible and include provisions for any notes receivable balances that are determined to be uncollectible in the allowance for doubtful accounts.

Stock-Based Compensation – We measure all stock-based compensation awards using a fair value method on the date of grant and recognize such expense in our consolidated financial statements over the requisite service period on a straight-line basis. We use the Black-Scholes formula to determine the fair value of stock-based compensation awards on the date of grant. The Black-Scholes formula requires management to make assumptions regarding the option lives, expected volatility, and risk free interest rates. Please see Note 11 – “BWI Stock Compensation” for additional information on our stock-based compensation plan.

Provision for Asset Impairments - Assets that are used in our operations and not held for sale, are carried at cost, less accumulated depreciation and amortization.  We review our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When evidence indicates that operations will not produce sufficient cash flows to cover the carrying amount of the related asset, and when the carrying amount of the related asset cannot be realized through sale, a permanent impairment is recorded and the asset value is written down to fair value.  No impairment has been recognized as of December 31, 2012.

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

Recent Accounting Pronouncements – In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02 on reporting amounts reclassified out of accumulated other comprehensive income.  The update to this standard will require us to report the effect of any significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified to net income.  For other amounts that are not required to be reclassified to net income in the same reporting period, it requires a cross-reference to other required disclosures that provide additional detail about those amounts.  This standard will be effective for us starting with our first quarter interim reporting on Form 10-Q as of March 31, 2013. We currently do not have any significant reclassifications out of accumulated other comprehensive income into net income.

(2)           BRITEWATER INTERNATIONAL, INC.

BWI owns a patented oilfield emulsion breaking technology. This is a continuous process technology that can purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids, thereby reducing the environmental impact and operating costs of the disposition of residual fuels and waste materials while recovering valuable oil. BWI is currently designing standardized modules which can be used for both upstream and downstream applications in the oil and gas industry, including oil field and refinery emulsions and oil spill remediation.

BWI’s wholly-owned subsidiary, Arctic Star Alaska, Inc. (“Arctic Star”) is currently completing the detailed engineering and design for a mobile waste processing plant to be located on the North Slope of Alaska.  Arctic Star and BWI currently hold contracts which grant them the right of first refusal for oilfield waste generated in certain fields on the North Slope.

BWI also has an existing purpose-built plant which can be used to break emulsions found in weathered lagoon pits.

BWI Results of Operations - We recognized losses of $1.9 million and $1.3 million for the years ended December 31, 2012 and 2011, respectively, related to BWI in our consolidated statements of operations. For the year ended December 31, 2011, our loss was reduced by $327 thousand related to noncontrolling interests due to the fact our ownership ranged from 52.09% to 100.00% during this period. During the later part of 2011, we purchased the remaining units of BWI and therefore no longer had any remaining noncontrolling interests by December 31, 2011.

BWI Contingency –BWI has a contingent liability of $800 thousand which may be payable upon the conclusion of certain performance events related to its weathered lagoon plant. There were no changes to the BWI liability recorded during the year ended December 31, 2012.

Purchase of Interests in BWI from Related Party –During 2011, HKN and Quadrant, a related party, entered into a Securities Exchange Agreement pursuant to which HKN agreed to purchase all outstanding units of BWI over several months. Mr. Alan Quasha, Chairman of the Board of HKN, is the brother of Wayne Quasha, who is deemed to be the beneficial owner of Quadrant through the AQ, JQ and WQ Trusts, but Mr. Alan Quasha disclaims any beneficial ownership of these shares. During 2011, HKN purchased an additional 47.91% of the outstanding units of BWI in exchange for the issuance of 32,156 restricted shares of our common stock at an approximate fair value of $2.3 million. The difference between this fair value and the $3.3 million indicated in the statement of stockholders’ equity is related to the difference between the fair value paid to acquire the additional noncontrolling interest in this subsidiary and the carrying amount of the noncontrolling interest.  The difference was recorded in equity in accordance with consolidation guidance, which states that transactions involving a noncontrolling interest in a subsidiary, when there is no change in control, should be accounted for as equity transactions. Thus, at December 31, 2011, we owned 100% of BWI and directed their operations and consolidated the assets and liabilities of BWI and their results of operations in our consolidated financial statements.

(3)           GERRITY OIL JOINT VENTURE

In July 2012, we invested in Gerrity Oil, a legal entity which holds non-operated working interests in properties strategically located in the Bakken and Niobrara shale oil plays. We invested in Gerrity Oil because we believe it represents significant near-term growth potential and aligns well with our long term investment goals.

HKN contributed $4 million in cash in exchange for a 50% ownership interest (totaling 4 million membership units) and 50% voting participation on the Board. The other investor, Robert W. Gerrity, an unrelated party, contributed oil and gas assets and liabilities in exchange for the remaining 50% ownership interest and 50% voting participation on the Board.  No goodwill was recorded in the formation of this business.  Acquisition related costs of $4 thousand for year ended December 31, 2012, are included in selling, general and administrative expenses on our consolidated statements of operations.

We have accounted for Gerrity Oil under proportionate consolidation rules pursuant to which our 50% ownership portion of the assets, liabilities and results of operations of Gerrity Oil beginning on the date of formation are included in our consolidated financial statements.

The following table presents our 50% portion of the recognized amounts of identifiable assets acquired and liabilities assumed as of the formation date for Gerrity Oil (in thousands).

Cash and cash equivalents	$2,000
Accounts receivable, net	118
Oil and gas property	1,543
Other assets	448
Trade payables	(102)
Asset retirement obligation	(7)
Total identifiable net assets	$4,000

As of the date of this annual report on form 10-K, amounts related to our portion of the Gerrity Oil oil and gas properties and accounts receivable have not been finalized as we continue to receive joint interest billings revenue for production periods prior to our ownership.

Our 50% portion of Gerrity Oil revenues and earnings was $394 thousand and $41 thousand, respectively, from the date of formation through December 31, 2012.

(4)           INVESTMENT IN GLOBAL

Our non-current available-for-sale investment consists of our ownership of approximately 34% of Global’s outstanding ordinary shares.

During August 2011 we purchased an additional 233 thousand shares of Global for $266 thousand, increasing our ownership from 33.25% to 33.88%. During 2012, we purchased an additional 230 thousand shares of Global for $411 thousand, increasing our ownership from 33.88% to 34.22%.

At December 31, 2012 and 2011, our investment in Global was equal to the market value of Global’s ordinary shares as follows (in thousands, except share amounts):

	December 31, 2012	December 31, 2011

Shares of Global Stock held by HKN	12,356,768	12,126,768

Closing Price of Global Stock	£1.18	£1.06

Foreign Currency Exchange Rate	1.6259	1.5490

Market Value of Investment in Global	$23,607	$19,913

The foreign currency translation adjustment of approximately $857 thousand and the unrealized gain on investment of $2.4 million for these changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the year ended December 31, 2012.

Our policy is to review our investment in Global at each reporting period or more often if any indicators of impairment become known.  We continuously monitor macroeconomic indicators and track Global’s stock price volatility for any downward trends in the market.  We also review public financial information including Global’s issued interim financial statements, investor presentations, as well as financial analysts reviews and recommendations for any indicators of an other than temporary impairment in our carrying value. Additionally, we monitor public reports regarding the reserves in Colombia’s Middle Magdalena basin in which Global operates.  In addition to these external indicators, we also assess internally our ability and intent to hold our investment in Global should the fair value drop below our cost. Any resulting other than temporary impairment would be immediately recognized in earnings.

(5)           NOTES RECEIVABLE – RELATED PARTY

2010 Senior Secured Note Receivable - In September 2010, we issued a Senior Secured Loan and Security Agreement with Global (“Global Note Receivable”) in exchange for cash in the principal amount of $5 million.  During August 2012, we agreed to extend the maturity date of our Global Note Receivable by seven months, resulting in a new maturity date of April 14, 2013.  In association with this amendment, we increased the interest rate from 10.5% up to 12.5%. Global also paid to us a 1% transaction fee of approximately $50 thousand, of which $25 thousand is deferred and netted against our long term notes receivable at December 31, 2012.  These fees will be recognized over the remaining term of the Global Note Receivable. During the years ended December 31, 2012 and 2011, Global paid $558 thousand and $523 thousand, respectively, in interest on the Global Note Receivable.

2012 Note Receivable - In January 2012, we executed a separate loan agreement (the “Global Loan”) with Global which provides principal in the amount of $12 million. The Global Loan is currently unsecured, but we can require Global to provide adequate collateral security in the event of a material adverse effect, as determined in our sole discretion. The Global Loan is due and payable to us on or before September 30, 2013 and originally carried an interest rate of 10.5% per annum. In September 2012, pursuant to provisions of the Global Loan agreement, the interest rate charged was increased from 10.5% up to 12.5% per annum due to Gobal’s nonconformity with a performance condition as of June 30, 2012.  The new stated interest rate will remain in effect until the maturity of the loan agreement.  Accrued and unpaid interest on the outstanding principal amount is due and payable on the last day of each quarter.

During the year ended December 31, 2012, Global paid $1.2 million in interest on the Global Loan. Global also paid to us a 1.75% transaction fee of $210 thousand, of which $94 thousand was deferred and presented net of our long term notes receivable at December 31, 2012 and will be recognized over the term of the Global Loan.

Currently, our related party loans are classified as long-term due to the uncertainty around the timing of collection in spite of the stated repayment terms in the agreements.  As a related party, it is in our best interest to work with Global on payment terms to maximize our return on this investment.  We assess the collectability of our related party loans with Global on a semi-annual basis based on review of their publically disclosed financial information.  Additionally, we continually monitor all Global disclosures for any events that could adversely affect their liquidity or results of operations.  As of the date of this annual report on Form 10-K we do not have any reason to believe that our Global Note Receivable or our Global Loan is not collectible or is impaired.  Accordingly, we did not record any allowance for doubtful accounts related to our notes receivable at December 31, 2012.

(6)           ASSET RETIREMENT OBLIGATION

We recognize the present value of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. A summary of our asset retirement obligations as of December 31, 2012 is as follows (in thousands):

Asset Category	Asset Retirement Obligation Liability		Estimated Life (years)

Oil and gas producing properties	$4	(1)	15

(1)	This is a recurring Level III fair value measurement.

The following table describes all changes to our asset retirement obligation liability during the year ended December 31, 2012 (in thousands):

Asset retirement obligation at beginning of year	$-

Additions during the year	4

Disposals during the year	-

Revisions of estimates	-

Accretion expense	-

Asset retirement obligation at end of year	$4

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

•	Level 3 – Valuation inputs are unobservable and significant to the fair value measurement.

The following tables present recurring financial assets which are carried at fair value as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012
	Level 1	Level 2	Level 3

Investment in Global (1)	$23,607	$-	$-

	December 31, 2011
	Level 1	Level 2	Level 3

Investment in Global (1)	$19,913	$-	$-

____________________________
(1)
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

The carrying amounts of the major classes of assets and liabilities for our discontinued oil and gas operations are summarized below (in thousands):

	Years Ended December 31,
	2012	2011

Current Assets:
Accounts receivable, net	$-	$594
Total Current Assets	-	594
Other assets	-	2
Total Assets of Discontinued Operations	$-	$596
Current Liabilities:
Trade payables	$3	$19
Revenues and royalties payable	17	323
Accrued liabilities and other	227	1,050
Total Current Liabilities	247	1,392
Total Liabilities of Discontinued Operations	$247	$1,392

Our Accrued Liabilities and Other at December 31, 2012 include $142 thousand in legal fees related to the XPLOR Energy litigation (see Note 15 – “Commitments and Contingencies”) and $83 thousand for the completion of plugging and abandonment projects for wells in a field which stopped producing in March 2006, and were not transferred with the sales of our oil and gas fields in 2011.

Cash used by discontinued operations during the year ended December 31, 2012 is mainly related to the settlement of the current liabilities that existed at December 31, 2011, such as the plugging and abandonment costs related to projects initiated prior to the sale.  In addition, we continue to incur legal costs resulting from the sale of the oil and gas properties.  Upon settlement of the XPLOR Energy litigation and completion of the plugging and abandonment, no additional cash flows are expected to be generated by these discontinued operations.

The revenues and net income before income tax associated with our discontinued oil and gas operations are as follows (in thousands):

	Years Ended December 31,
	2012	2011

Revenues and other:
Oil and gas operations	$-	$10,178
Oil and gas processing and handling income	-	1,231
Total revenues from discontinued operations	$-	$11,409
Income (loss) from discontinued operations before taxes	$(467)	$1,878

We recognized an additional loss on the 2011 disposal of our Gulf Coast oil and gas properties of $157 thousand during the year ended December 31, 2012, as a result of increases in actual retained plugging and abandonment costs over estimates at December 31, 2011.

(9)           INCOME TAXES

The total provision for income taxes consists of the following:

	Years Ended December 31,
	2012	2011
	(in thousands)
Current Taxes:
Federal	$-	$-
State	-	-
Deferred Taxes:
Federal	(80)	(573)
State	-	-
Total tax benefit	$(80)	$(573)

The following is a reconciliation of the reported amount of income tax benefit for the years ended December 31, 2012 and 2011 to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income:

	Years Ended December 31,
	2012	2011
	(in thousands)

Statutory tax benefit	$(892)	$(1,387)
Increase (decrease) in valuation allowance
Change in valuation allowance	(3,137)	1,318
Effect of subsidiary tax consolidation	-	(573)
Expiration of capital loss carryforwards	9	22
Expiration of NOL carryforwards	4,007	18
Benefit realized on settlement of unrecognized tax benefit	(80)	-
Effect of permanent differences and other	13	29
Total tax benefit	$(80)	$(573)

At December 31, 2012, we had available for U.S. federal income tax reporting purposes, a net operating loss (NOL) carryforward for regular tax purposes of approximately $98 million which expires in varying amounts during the tax years 2013 through 2032, an alternative minimum tax NOL carryforward of approximately $79 million which expires in varying amounts during the tax years 2013 through 2032, and a statutory depletion carryforward of approximately $9 million which can be carried forward indefinitely to offset our future taxable income, subject to certain limitations imposed by the Internal Revenue Code.  Additionally, at December 31, 2012, we have a capital loss carryforward of approximately $8 million which will expire during the years 2013 through 2015. Current federal income tax law allows corporations to deduct capital losses only if they offset capital gains. In 2003, we underwent a change in ownership, within the meaning of Internal Revenue Code Section 382, which significantly restricts our ability to utilize our domestic NOLs and capital losses.

In June 2009, we acquired a 19.5% interest in BWI and were deemed to be the primary beneficiary, and as a result, we consolidated BWI in our consolidated financial statements.  Pursuant to our investment in BWI, a deferred tax liability was calculated by applying the domestic statutory tax rates to the difference between the book purchase price and the tax basis and recording a valuation allowance to a portion of the net operating loss carryovers of BWI resulting in a net deferred tax liability of $573 thousand. During 2011 we acquired the remaining interests of BWI, and BWI is now consolidated with HKN for tax purposes. As a result, we recorded a tax benefit of $573 thousand from the reversal of the valuation allowance equal to the net deferred tax liability. The acquisition of BWI resulted in a change in control under the meaning of Internal Revenue Code Section 382, which would restrict our ability to utilize the NOLs of BWI.

The components of our federal deferred income taxes were as follows for the years ended December 31, 2012 and 2011:

	2012	2011
	(in thousands)
Deferred tax assets:
Net operating losses (NOL) carryover	$33,444	$36,460
Depletion carryover	3,020	3,020
Share based compensation	28	-
Deferred book liabilities	1	-
Loan origination fees	41	-
Book vs. tax basis in investments	19,165	20,180
Capital loss carryover	2,688	2,697
Total gross deferred tax assets	58,387	62,357
Deferred tax liabilities:
Property and equipment	(753)	(781)
Net deferred tax assets	57,634	61,576
Less valuation allowances	(57,634)	(61,576)
Deferred tax liabilities, net of valuation allowance	$-	$-

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. The tax years 2009-2012 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.  The tax years 2008-2012 also remain open for examination purposes for the Texas Franchise tax.

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

In 2009, we recorded an income tax contingency related to an IRS tax examination of $225 thousand, including interest and penalties, in our consolidated financial statements. We settled this contingency during 2012, resulting in a gain realized as an income tax benefit of $73 thousand within our consolidated financial statements during the second quarter 2012. For a complete discussion of the IRS tax contingency, see Note 15 - “Commitments and Contingencies.”

The following table illustrates changes in our gross unrecognized tax benefits (in thousands) for the years ending December 31, 2012 and 2011.

	2012	2011

Unrecognized tax benefits at January 1,	$225	$225
Increases for positions taken in current year	-	-
Decreases for positions taken in current year	-	-
Decreases for settlements with taxing authorities	(225)	-
Decreases for lapses in the applicable statute of limitations	-	-
Unrecognized tax benefits at December 31,	$-	$225

(10)           STOCKHOLDERS’ EQUITY

Common Stock - We have authorized 2 million shares of $.01 par value common stock. At December 31, 2012 and 2011, we had 435,328 and 462,015 shares, respectively, issued and outstanding. Dividends may not be paid to holders of our common stock prior to the satisfaction of all dividend obligations related to our Series G1 and Series G2 preferred stock.

In April 2011, the previously announced rights offering was fully subscribed for, and upon its closing we issued 187 thousand shares of our common stock at the subscription price of $80.00 per share. The net proceeds to the Company from the sale of the shares were approximately $14.7 million.

Effective October 30, 2012, we completed a one-for-forty reverse stock split of our issued and outstanding common stock which was approved by shareholders on October 29, 2012.  The reverse stock split was initiated to reduce the amount of small shareholders that typically do not vote their shares. Accordingly, all share and per share amounts have been retroactively restated to reflect the reverse stock split. In conjunction with the reverse stock split, our shareholders also approved a reduction of our common stock shares authorized from 24 million shares to 2 million shares.  Our shares authorized have been adjusted to reflect this change.

Treasury Stock - Adjusted for the one-for-forty reverse stock split, at December 31, 2012 and 2011, we held no shares of treasury stock. During April 2012, our Board of Directors authorized an amendment to the existing repurchase plan allowing us to repurchase an additional 25 thousand shares of our common stock. During the year ended December 31, 2012, we purchased approximately 25 thousand shares and retired approximately 25 thousand shares of our common stock. Of this, approximately 21 thousand shares were repurchased from shareholders in privately negotiated transactions for approximately $2.5 million. As of December 31, 2012, approximately 3 thousand shares remained available for repurchase under the amended repurchase program.  In January 2013, we announced that our Board of Directors authorized the cancelation of our  amended September 2005 stock repurchase plan and authorized a new stock repurchase program which allows us to buy back up to 45 thousand shares of our common stock.

Series G1 Convertible Preferred Stock - Our Series G1 convertible preferred stock (“Series G1 preferred”), which was issued in 2000, has a liquidation value of $100 per share, is non-voting, and is convertible at the holder’s option into our common stock at a conversion price of $11,200 per share.  At December 31, 2012 and 2011, there were 1,000 shares of Series G1 preferred issued and outstanding.

The Series G1 preferred holders shall be entitled to receive dividends at an annual rate equal to $8 per share when, as and if declared by our Board of Directors. All dividends on the Series G1 preferred are cumulative and payable semi-annually in arrears on June 30 and December 30. At our option, dividends may also be payable in our common stock valued at $11,200 per share. The Series G1 preferred dividend and liquidation rights shall rank junior to all claims of creditors, but senior to our common stockholders and to any subsequent series of our preferred stock, unless otherwise provided, except for the Series G2 preferred, which shall rank equal to the Series G1 preferred.

Series G2 Convertible Preferred Stock - Our Series G2 convertible preferred stock (“Series G2 preferred”), which was issued in 2000, has a liquidation value of $100 per share, is non-voting, and is convertible at the holder’s option into our common stock at a conversion price of $2,688 per share.  The Series G2 preferred is also convertible by us into shares of our common stock if for any period of twenty consecutive calendar days the average of the closing prices of our common stock during such period shall have equaled or exceeded $3,360 per share.   At December 31, 2012 and 2011, there were 1,000 shares of Series G2 preferred issued and outstanding.

The Series G2 preferred holders shall be entitled to receive dividends at an annual rate equal to $8 per share when, as and if declared by our Board of Directors. All dividends on the Series G2 preferred are cumulative and payable semi-annually in arrears on June 30 and December 30. At our option, dividends may also be payable in our common stock valued at $2,688 per share. The Series G2 preferred dividend and liquidation rights shall rank junior to all claims of creditors but senior to our common stockholders and to any subsequent series of our preferred stock, unless otherwise provided. The Series G2 preferred shall rank equal to the Series G1 preferred.

Changes in our common, preferred and treasury shares during 2012 and 2011 are as follows:

	Number of Shares
Description	Preferred G1	Preferred G2	Common	Treasury
Balance as of December 31, 2010	1,000	1,000	250,651	-
Shares issued for preferred stock dividends	-	-	4	-
Shares issued for purchase of additional BWI ownership interest	-	-	32,156	-
Shares issued related to the Rights Offering	-	-	187,500	-
Treasury stock repurchase	-	-	-	8,296
Treasury stock retirements	-	-	(8,296)	(8,296)
Balance as of December 31, 2011	1,000	1,000	462,015	-
Shares issued for preferred stock dividends	-	-	4	-
Reverse stock split - buy back of partial shares	-	-	(1,485)	-
Treasury stock repurchase	-	-	-	25,206
Treasury stock retirements	-	-	(25,206)	(25,206)
Balance as of December 31, 2012	1,000	1,000	435,328	-

 Noncontrolling Interest – During 2011, HKN purchased an additional 47.91% of the outstanding units of BWI in exchange for the issuance of 32,156 restricted shares of our common stock. Therefore, at December 31, 2011, we owned 100% of BWI and thus eliminated our noncontrolling interests. Please see Note 2 –“Investment in BriteWater International, Inc.” for additional information regarding our investment in BWI.

Convertible Preferred Stock - At December 31, 2012, if our remaining convertible preferred stock were converted we would be required to issue the following amounts of our common stock:

Instrument	Conversion Price (1)	Shares of Common Stock Issuable at December 31, 2012

Series G1 Preferred	$11,200	8

Series G2 Preferred	$2,688	37

Common Stock Potentially Issued Upon Conversion		45
______________________
(1)	Certain conversion prices are subject to adjustment under certain circumstances.

Stockholder Rights Plan – We had previously adopted a Rights Agreement whereby a dividend of one preferred share purchase right (“Right”) was paid for each outstanding share of our common stock.  During April 2012, we amended the existing Rights Agreement to accelerate the final expiration date of the Rights issued thereunder. The effect of this amendment is that our outstanding Rights expired on May 30, 2012 and the shareholder’s rights plan pursuant to which Rights had been issued is of no further force or effect.

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

In April 2012, 40 thousand options were granted to BWI officers and directors with an exercise price of $14.50 and a vesting period of three years, with one third of the options vesting on the first, second and third anniversaries of the grant date. No options were exercisable at December 31, 2012. If these options are exercised, the Company will record noncontrolling interest as we will no longer own 100% of BWI. The grant date fair value of the stock of $14.50 was based on an independent third-party valuation. This valuation used the income approach method based on a discounted forecasted cash flow analysis.

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

We are also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from its estimates as a cumulative adjustment in the period of revision. Stock compensation is recorded only for those awards that are expected to vest. No forfeiture rate was applied during the year ended December 31, 2012, as no forfeitures were expected.  However, in the fourth quarter of 2012, two thousand shares were forfeited and an immaterial amount of stock compensation expense was reversed.

The following table summarizes stock option activity during the year ended December 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2012	-	$-
Granted	40,000	14.50
Exercised	-	-
Forfeited or Expired	(2,000)	14.50
Oustanding at December 31, 2012	38,000	$14.50	9.27	$-
Exercisable at December 31, 2012	-	$-	-	$-

At December 31, 2012, there was approximately $244 thousand of total unrecognized stock compensation expense. This compensation expense is expected to be recognized over the weighted-average vesting term remaining of 2.26 years.

Total stock-based compensation recognized within selling, general and administrative expenses in the Company’s consolidated statements of operations for the year ended December 31, 2012 was $81 thousand.

(12)           RELATED PARTY TRANSACTIONS

Our related party transactions include our $5 million and $12 million notes receivable from Global at December 31, 2012.  Our CEO, Mikel Faulkner, serves as Chairman of Global.  Please see Note 5 - “Notes Receivable – Related Party” for additional information on our notes receivable from Global.

Our related party transactions also include purchases of shares of Global.  See Note 4 – “Investment in Global” for additional information on our purchases of Global stock.

During 2011, HKN and Quadrant, a related party, entered into a Securities Exchange Agreement pursuant to which HKN agreed to purchase all outstanding units of BWI over several months. Please see Note 2 – “BriteWater International, Inc.” for additional information on our purchase of BWI.

(13)           SEGMENT INFORMATION

Our reportable segments, including BWI and Gerrity Oil, are aligned around our separate energy related assets and our need to manage those businesses separately.  We have included activity of our parent company, HKN, in our disclosure to reconcile to our consolidated operating loss and total assets.  HKN, which includes our investment in Global, performs general corporate activities such as corporate reporting and governance, financing, management and growth of current operations and the evaluation of new investment opportunities.  Our accounting policies for each of our operating segments are the same as those for our consolidated financial statements. Intersegment interest income and intersegment expenses between our parent company and BWI or Gerrity Oil have been eliminated in consolidation. There were no intersegment sales or transfers for the periods presented.

Our BWI segment owns a patented oilfield emulsion breaking technology. This is a continuous process technology that can purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids, thereby reducing the environmental impact and operating costs of the disposition of residual fuels and waste materials while recovering valuable oil. See Note 2 –“BriteWater International, Inc.” for further discussion.

Our Gerrity Oil segment is our 50% joint venture which holds non-operated working interests in properties strategically located in the Bakken and Niobrara shale oil plays.   We have accounted for Gerrity Oil under proportionate consolidation rules pursuant to which our portion of the assets, liabilities and results of operations of Gerrity Oil are included in our consolidated financial statements (see Note 3 – “Gerrity Oil Joint Venture”).

Our financial information, expressed in thousands, for each of our operating segments for the years ended December 31, 2012 and 2011 is as follows:

	For the Year Ended December 31, 2012

	HKN	BWI	Gerrity Oil	Eliminations	Consolidated

Oil and gas revenues	$-	$-	$394	$-	$394
Oil and gas expenses	-	-	(49)	-	(49)
Selling, general and administrative expenses	(2,989)	(1,372)	(92)	-	(4,453)
Depreciation, depletion and amortization	(41)	(216)	(212)	-	(469)
Interest and other expenses	-	(303)	-	303	-
Interest and other income - related party	2,220	-	-	(303)	1,917
Interest and other income	39	(2)	-	-	37
Income tax benefit	80	-	-	-	80
Segment income (loss) from continuing operations	$(691)	$(1,893)	$41	$-	$(2,543)
Capital Expenditures	$70	$1,098	$1,879	$-	$3,047
Total Assets	$65,183	$4,670	$4,124	$-	$73,977

	For the Year Ended December 31, 2011

	HKN	BWI	Gerrity Oil	Eliminations	Consolidated

Revenues	$-	$-	$-	$-	$-
Selling, general and administrative expenses	(3,372)	(959)	-	-	(4,331)
Depreciation, depletion and amortization	(58)	(228)	-	-	(286)
Interest and other expenses	-	(157)	-	157	-
Interest and other income - related party	685	-	-	(157)	528
Interest and other income	50	-	-	-	50
Income tax benefit	573	-	-	-	573
Segment loss from continuing operations	$(2,122)	$(1,344)	$-	$-	$(3,466)
Capital Expenditures	$20	$576	$-	$-	$596
Total Assets	$69,382	$8,816	$-	$-	$78,198

(14)         EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock.

The following table sets forth the computation of basic and diluted income (loss) per share for the years ended December 31, 2012 and 2011 (in thousands, except per share data):

	2012			2011
	Net Loss Attributed to Common Stock	Weighted- Average Shares (3)	Per Share Loss	Net Income (Loss) Attributed to Common Stock	Weighted- Average Shares (3)	Per Share Income (Loss)
Basic EPS:
Loss from continuing operations (1)	$(2,543)		$(5.72)	$(3,139)		$(7.84)
Income (loss) from discontinued operations	(624)		(1.40)	175		0.44
Net loss attributed to common stock	$(3,167)	445	$(7.12)	$(2,964)	400	$(7.40)
Effect of dilutive securities
Preferred stock (2)	-	-	-	-	-	-
Diluted loss per share	$(3,167)	445	$(7.12)	$(2,964)	400	$(7.40)

_______________________
(1)
Includes accrual of dividends, net of the gain on dividends paid with common shares, related to preferred stock for the years ended December 31, 2012 and 2011. Also includes losses attributable to noncontrolling interests of $327 thousand for the year ended December 31, 2011.

(2)
Includes 46 shares of our Series G1 preferred and Series G2 preferred stock for the years ended December 31, 2012 and 2011, respectively. These shares were issuable upon their conversion in the period presented and were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

(3)	Retroactively reflects the effect of a one-for-forty reverse stock split effective October 30, 2012 (see Note 10 – “Stockholders’ Equity”).

 (15)           COMMITMENTS AND CONTINGENCIES

Operating Lease - We lease our corporate and other office space. Total office lease payments during 2012 and 2011 totaled $189 thousand and $163 thousand, respectively. Future minimum rental payments required under all leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2012 are as follows (in thousands):

Year	Amount
2013	$186
2014	189
2015	192
2016	194
Thereafter	131
Total minimum payments required	$892

BWI Contingencies - Please See Note 2 – “BriteWater International, Inc.” for further discussion on BWI contingencies.

IRS Examination - During 2008, we received a proposed adjustment to our federal tax liability for the calendar year 2005. The proposed adjustment related to the calculation of the adjusted current earnings (“ACE”) component of the alternative minimum tax and asserted that the Company recognized a gain for ACE purposes on the sale of the Global stock in 2005.  As a result, we recorded an income tax contingency for this item, including interest and penalties, of $225 thousand in our consolidated financial statements based, in part, on a preliminary indication of a fair value assessment of the Global stock.  During April 2012, we agreed to and paid a tax settlement of $152 thousand with the IRS, including approximately $49 thousand in interest. This settlement resulted in a gain realized as an income tax benefit of $73 thousand within our consolidated financial statements during the second quarter 2012.

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

In January 2013, we were notified by the Louisiana Department of Environmental Quality (“LDEQ”) of an investigation and potential penalty related to the TPIC allegations of improper salt water disposal at the Main Pass 35 field previously owned by our subsidiary XPLOR Energy SPV-I, Inc.   At the time of filing this report on Form 10-K, the LDEQ had not completed its investigation.  In March 2013, we were advised that the U.S. Environmental Protection Agency was undertaking a criminal investigation of the salt water disposal incident.  As noted above in the XPLOR Energy Litigation discussion, we do not believe the salt water disposal system was damaged prior to TPIC’s ownership; accordingly, as of December 31, 2012, we did not record a contingency related to these investigations.

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

Louisiana Limited Scope Audit – In April 2012, we received notice from the State of Louisiana’s Department of Revenue that our discontinued oil and gas subsidiary, XPLOR Energy Operating Company, was the subject of a limited scope sales tax audit focused on the company’s on-site use and consumption of lease gas in connection with its lease, gathering and pipeline operations from January 1, 2006 through June 30, 2009.  The Louisiana Department of Revenue issued a preliminary assessment, or “Notice of Proposed Tax Due,” preliminarily assessing sales tax of $194 thousand and related penalties and interest of $132 thousand, resulting in a total assessment of $326 thousand. In July 2012, we filed an audit protest with the Louisiana Department of Revenue challenging the preliminary assessment, as we do not agree with the legal basis of the assessment or the methodology in which the taxes were calculated and plan to vigorously defend our position. Due to the inherent uncertainties of the audit protest and preliminary assessment, we cannot accurately predict the ultimate outcome of the matter.  Accordingly, at December 31, 2012, we did not record a contingency related to this matter.  In the event of a negative outcome, the potential loss related to the audit and preliminary assessment is currently estimated not to exceed $326 thousand.

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

TPIC has filed a lawsuit against XPLOR in the 236th Judicial District Court, Tarrant County, Texas. The case is styled: Texas Petroleum Investment Company vs. XPLOR Energy SPV-1, Inc., Richard Cottle, Sarah Gasch, and John Hewitt. In the lawsuit, TPIC has asserted claims of fraud, fraudulent inducement, negligent misrepresentation, and indemnity related to its purchase of a production platform and associated assets from XPLOR.  TPIC’s claims focus on alleged salt water system defects, related repairs to the facilities, and purported representations regarding the condition of the platform and associated assets.  TPIC is seeking an unstated amount of alleged actual and exemplary damages as well as costs and fees.  Although litigation is inherently uncertain, based upon the information known to date, we do not believe TPIC’s claims have merit.  Accordingly, as of December 31, 2012, we did not record a contingency related to TPIC’s allegations as we do not currently believe that it is probable that HKN or XPLOR would be responsible for the costs, fees and damages allegedly incurred by TPIC as a result of its claims, the salt water disposal issues, third party or governmental claims, if any, resulting therefrom.  We intend to vigorously defend any assertions related to the above lawsuit.  Based upon information known to date, the range of estimated loss if TPIC were to prevail on its claims is currently estimated not to exceed $2.5 million in damages, costs, and fees.

(16)           OIL AND GAS DISCLOSURES (unaudited)

As a result of the 2011 sale of our oil and gas properties as discussed in Note 8 - “Discontinued Operations,” we did not hold any oil and gas reserves as of December 31, 2011.The following information is presented with regard to our proved oil and gas reserves acquired during the year ended December 31, 2012 (in thousands):

Costs incurred in property acquisition, exploration and development activities (in thousands):

Year Ended December 31, 2012
Domestic costs incurred:
Acquisition of properties
Proved	$2,451
Unproved	-
Exploration	-
Development	502
Total domestic costs incurred	$2,953

Capitalized Costs Relating to Oil and Gas Producing Activities (in thousands):

Year Ended December 31, 2012
Capitalized costs:
Proved properties	$2,953
Unproved properties	-
Total capitalized costs	2,953
Less accumulated depreciation and amortization	(212)
Net capitalized costs	$2,741

Results of Operations from Oil and Natural Gas Producing Activities

Year Ended December 31, 2012
(in thousands)
Oil and gas revenues	$394
Less:
Oil and gas operating costs	49
Depreciation and amortization	212
Accretion expense	-
Total oil and gas expenses	261
Results of operations from oil and gas producing activities	$133

Oil and Gas Reserve Data - (Unaudited) - The following information is presented with regard to our proved oil and gas reserves.  The reserve values and cash flow amounts reflected in the following reserve disclosures are based on a simple average of the first day of the month price for the period of January 1, 2012 to December 1, 2012, in accordance with ASC 932, Oil and Gas Reserve Estimation and Disclosure and the Securities and Exchange Commission’s Final Rule, Modernization of the Oil and Gas Reporting Requirements.

The following table presents our independent petroleum consultants’ estimates of our proved crude oil and natural gas reserves. We did not include immaterial interests in our reserve estimates.

	(Unaudited)
	Total (1)
	Oil (Barrels)	Gas (Mcf)
	(in thousands)
Proved reserves:
As of December 31, 2011	-	-
Extensions and discoveries	-	-
Revisions	-	-
Production	(4)	(6)
Purchases of reserves in place	21	35
Sales of reserves in place	-	-
As of December 31, 2012	17	29
Proved developed reserves at:
December 31, 2012	17	29
Proved undeveloped reserves at:
December 31, 2012	-	-

(1)	All reserves were held within the United States for the years ended December 31, 2012.

 “Standardized measure” relates to the estimated discounted future net cash flows, as adjusted for our asset retirement obligations, and major components of that calculation relating to proved reserves at the end of the year in the aggregate and by geographic area, based on average prices, costs, and statutory tax rates and using a 10% annual discount rate. Prices at December 31, 2012 were based on a simple average of the first day of the month price for the period of January 1, 2012 to December 1, 2012 of $95.05 per barrel and $2.75 per mmbtu, as adjusted by basin for quality, transportation and regional price differentials.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

(Unaudited, in thousands)
December 31, 2012:
Future cash inflows	$1,694
Production costs	(422)
Development costs	-
Future income taxes	-
Future net cash flows	1,272
10% discount factor	(437)
Standardized measure of discounted future net cash flows (1)	$835

(1)	Cash flows associated with asset retirement obligations are included in the Standardized Measure of Discounted Future Net Cash Flows.

(Unaudited, in thousands)
Total
Standardized measure -- beginning of year	$-
Increase (decrease)
Sales, net of production costs	(345)
Net change in prices, net of production costs	37
Development costs incurred	-
Change in future development costs	-
Change in future income taxes	-
Revisions of quantity estimates	-
Accretion of discount	106
Changes in production rates, timing and other	-
Extensions and discoveries, net of future costs	-
Sales of reserves-in-place	-
Purchases of reserves-in-place	1,037
Standardized measure -- end of year	$835

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2012.  This evaluation was based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was effective as of December 31, 2012.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information concerning our directors and executive officers:

Name	Age	Position Held with HKN

Michael M. Ameen, Jr.	88	Director (1)
Dr. J. William Petty	70	Director (1)
Alan G. Quasha	63	Chairman of the Board (1)
H.A. Smith	75	Director (1)
Mikel D. Faulkner	63	Director (1), Chief Executive Officer and President
Sarah B. Gasch	37	Executive Vice President and Chief Financial Officer
Nelda F. Bruce	38	Vice President Finance and Corporate Secretary

(1)  Each Director serves a term of one year and until his successor is duly elected and qualified.

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

H.A. Smith, Director since 1997 and Consultant to Schlumberger Inc., an oil field service company, since June 1991. Previously, Mr. Smith served as Vice President-Customer Relations for Smith International, Inc. Mr. Smith served as a director of Brigham Exploration Company, an independent oil and gas exploration and production company from 2002 to 2011, where he also served as a member of their Compensation Committee.  Mr. Smith also serves as a director of Stallion Oilfield Services Ltd. and is currently a member of their Compensation Committee.

Mikel D. Faulkner, Chief Executive Officer of HKN since 1982 and President of HKN since March 2003.  From 1991 to March 2003, Mr. Faulkner served as Chairman of the Board of HKN and, from 1982 to February 1993, Mr. Faulkner served as President of HKN.  Mr. Faulkner currently serves as Chairman of the Board of Directors of Global Energy Development Plc (“Global”), a position he has held since April 2002; HKN holds an approximate 34% interest in Global. From August 2007 to July 2008, Mr. Faulkner served on the board of directors and as a member of the compensation committee of Spitfire Energy, Ltd., a Canadian public company. Since October 2009, Mr. Faulkner has served as a director of First Cash Financial Services and is currently a member of their Compensation and Audit Committees.

Sarah B. Gasch has served as Executive Vice President and Chief Financial Officer of HKN since February 2011.  Prior to that, Ms. Gasch served as Controller and Corporate Secretary of HKN since 2009 and also served as HKN’s Chief Accounting Officer upon joining HKN in 2006.  Prior to joining HKN, Ms. Gasch served as Vice President and Chief Accounting Officer of GreenHunter Energy, Inc.

Nelda F. Bruce has served as Vice-President - Finance of HKN since January 2012 and as Corporate Secretary beginning April 2012. Prior to that, Ms. Bruce served as the Chief Accounting Officer, beginning in 2008 and as Assistant Corporate Secretary beginning in 2010. Prior to joining HKN, Ms. Bruce served in numerous accounting and management roles.  Ms. Bruce is a Certified Public Accountant.

Audit Committee Financial Expert

The Audit Committee of our Board (the “Audit Committee”) is composed entirely of independent directors.  Although our securities are no longer listed on the NYSE-MKT, we continue to determine the independence of directors under the NYSE-MKT listing standards.   Our directors meet the independence, experience and other qualification requirements of the NYSE-MKT, the Securities and Exchange Act of 1934 and the rules and regulations of the SEC.  The Chairman of the Audit Committee, Dr. J. William Petty, has been determined by our Board of Directors to be an “audit committee financial expert” as defined by the NYX rules and the SEC rules and regulations and “financially sophisticated” as required by the NYX listing standards.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires HKN’s directors and executive officers, and any persons who own more than ten percent of a registered class of HKN’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of HKN.  Directors, executive officers and greater than ten percent stockholders are required by SEC regulations to furnish HKN with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms and written representations from certain reporting persons, HKN believes that all filing requirements applicable to its directors and executive officers have been complied with during 2012.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

 Overview

The principal objective of our executive compensation program is to attract, motivate, retain and reward executives in a fiscally responsible manner.  To meet this objective, we use a combination of base salary, performance based cash bonuses and equity awards.  Our compensation program is designed to reward each executive based on his/her level of responsibility, his/her individual performance and to align executive performance with the enhancement of shareholder value.

Our executive compensation guidelines are developed and monitored by our Compensation Committee.  The Compensation Committee bears principal responsibility for determining appropriate compensation for our Chief Executive Officer and our other two most highly compensated executive officers, (referred to as “named executive officers” or “NEO’s” in this filing).  In fulfilling its role, our Compensation Committee is responsible for establishing guidelines to be used to measure our overall performance and that of each NEO and the corresponding adjustments to each NEO’s compensation levels.  From time to time, our Compensation Committee will meet with our Chief Executive Officer to discuss executive compensation matters with regard to the other NEO’s in general.  The Compensation Committee also meets without our Chief Executive Officer present and evaluates his performance compared with previously established financial and non-financial goals and guidelines.

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

•
Long term equity incentive plan that provides employees the opportunity to earn equity awards based upon the achievements of goals, performance targets and other guidelines during the course of a fiscal year;

•	Benefit programs provided to all employees during 2012, including health care benefits, life insurance premium benefits, dental, vision, and 401(k) programs.

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

Equity and Long Term Compensation

Purpose:  The Company’s subsidiary, BWI, has a Stock Option Plan, which was adopted during April 2012, for the granting of nonqualified stock options to employees of BWI, its parent or subsidiaries and nonemployee directors of BWI. The purpose of granting such options is to assist the Company in compensating, attracting, retaining and motivating such persons and to closely align the personal interests of such persons to that of the Company.

Considerations:  The Compensation Committee may from time to time, in its discretion, grant employees of BWI, its parent or subsidiaries and nonemployee directors of BWI stock options.  These options are designed to reward participants to contribute materially to the growth of the Company, thereby benefiting the Company’s shareholders and will align the economic interest of the participant with those of the shareholders.  The Compensation Committee will consider current performance, including strengths and performance gaps, to determine what areas need to be incented to achieve the strategic objectives for the year.  Prior to 2012, we did not have in place any stock option or equity-based compensation plans.

Additional Benefits

Each NEO, as reflected in the All Other Compensation column of the 2012 Summary Compensation Table, also received life insurance premium benefits during 2012 and is entitled to participate in the broad-based benefit plans offered generally to all of our full-time employees (e.g., the 401(k) plan, health insurance and other employee benefits).  Such participation in these benefit plans exists on the same terms for all of our employees.

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

The Compensation Committee has also elected to furnish our President and CEO as well as the President of our Arctic Star Alaska subsidiary with memberships to certain clubs to facilitate business meetings and initiate and strengthen business relationships.

Total Compensation

Each element of compensation is independently set for each NEO.  As a result, the allocation of each compensation component can vary by NEO.

Year-end 2012 Cash Bonus Awards and 2013 Compensation

In setting year-end 2012 cash bonuses and 2013 compensation levels, our Compensation Committee used internally developed guidelines, targeting certain performance goals.  The Committee also assessed the competitiveness of each NEO’s base salary.

2013 Compensation

Our Compensation Committee concluded that the base salary levels for each NEO should be raised for 2013 in order to ensure that our overall compensation remains competitive and approved and authorized the 2013 base salary for each NEO at its meeting in December 2012.  Adjustments to base salary can also reflect increased experience and individual contributions of the employee.  The table below shows the 2013 base salary for each NEO:

Officer	2013 Salary

Mikel D. Faulkner	$325,000
Sarah B. Gasch	$270,000
Nelda F. Bruce	$215,000

Year-end 2012 Cash Bonus Awards

The bonus determinations for the NEOs are based upon performance against financial performance targets and against functional performance measures.   The financial performance targets and guidelines were exceeded for 2012 and our Compensation Committee determined to award cash bonuses to our NEOs based on both our financial performance and functional performance measures in attaining these successes for 2012.  The bonus amounts for each NEO are shown in the 2012 Summary Compensation Table that follows.  Our Compensation Committee determined and authorized the payment of these cash bonus awards in December 2012.

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

EXECUTIVE COMPENSATION

The 2012 Summary Compensation Table below sets forth certain information regarding NEO compensation during fiscal years 2012 and 2011.  Tables for deferred compensation payments are not presented because HKN does not provide for such forms of compensation.

2012 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus (1)	Option awards (2)	All Other Compensation	Total
Mikel D. Faulkner	2012	$275,000	$255,000	$25,680	$52,284(3)	$607,964
President & CEO	2011	$362,562	$50,000	0	$33,296(3)	$445,858
Sarah B. Gasch	2012	$238,700	$40,250	$12,840	$17,459(4)	$309,249
Executive Vice President and Chief Financial Officer	2011	$200,200	$150,000	0	$12,593(4)	$362,793
Nelda F. Bruce	2012	$178,700	$36,250	0	$18,571(5)	$233,521
Vice President Finance and Corporate Secretary

(1)
The bonus amounts earned and paid in 2012 include bonus awards for fiscal year 2012 to each officer.  In addition to his 2012 bonus, Mikel D. Faulkner had a $175,000 bonus award for fiscal year 2011 (which was paid in 2012).

The bonus amounts earned and paid in 2011 include bonus awards for fiscal year 2011 to each officer.

(2)
Represents the aggregate grant date fair value in accordance with Accounting Standards Codification 718, “Stock Compensation”.  For a discussion of the assumptions made in the valuation of option awards, please refer to Note 11 – “BWI Stock Compensation” to our Consolidated Financial Statements for the fiscal year ended December 31, 2012.

(3)
All other compensation for 2012 for Mikel D. Faulkner includes the values of personal use of a company car, value of life insurance premiums paid by HKN, value of HKN’s employer contributions for employee’s 401(k), a payment for unused Personal Time Off earned in 2012, a fee allowance and a Health Savings Account contribution.

All other compensation for 2011 for Mikel D. Faulkner includes the values of personal use of a company car, value of HKN’s employer contributions to employee’s 401(k), a payment for unused Personal Time Off earned in 2011 and a Health Savings Account contribution.

(4)
All other compensation for 2012 for Sarah B. Gasch includes the value of HKN’s employer contributions to employee’s 401(k), value of life insurance premiums paid by HKN and a Health Savings Account contribution.

All other compensation for 2011 for Sarah B. Gasch includes the value of HKN’s employer contributions to employee’s 401(k) and a Health Savings Account contribution.

(5)
All other compensation for 2012 for Nelda Bruce includes the value of HKN’s employer contributions to employee’s 401(k), value of life insurance premiums paid by HKN and a Health Savings Account contribution.

The following table sets forth the detail of all outstanding equity awards under the BWI Stock Option Plan by named executive officer.

Outstanding Equity Awards at Fiscal Year-End
Named Executive Officer	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Mikel D. Faulkner	12,000	$14.50	2022
Sarah B. Gasch	6,000	$14.50	2022
Nelda F. Bruce	0	N/A	N/A

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2012, Dr. J. William Petty and Messrs. Ameen and Smith were members of HKN’s Compensation Committee and participated in all deliberations concerning executive compensation.  No executive officer of HKN served as a member of the Compensation Committee during 2012.  None of the named Executive Officers serves or has served as a member of the board of directors or compensation committee of any other entity which has one or more executive officers serving on HKN’s Board of Directors or Compensation Committee.
DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. J. William Petty	$75,000	-	-	-	-	-	$75,000

Michael M. Ameen, Jr.	$75,000	-	-	-	-	-	$75,000

H. A. Smith	$75,000	-	-	-	-	-	$75,000

Alan G. Quasha	-	-	-	-	-	-	-

Mikel D. Faulkner (See 2012 Summary CompensationTable)	-	-	-	-	-	-	-

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

The analysis and review of directors’ compensation is the responsibility of our Compensation Committee and our Board of Directors.  In undertaking this responsibility, our Compensation Committee may review compensation surveys of our industry, and may also engage consultants who provide supplemental data considered in establishing the directors’ compensation. No third party compensation consultants were used during the fiscal year 2012.  The Compensation Committee also takes into consideration HKN’s financial results for the previous fiscal year, as compared with internal objectives and targets, the business climate during the year and our industry in general.  After our Compensation Committee has reviewed the data, it formulates a recommendation for review by our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

OWNERSHIP OF COMMON STOCK

Security Ownership of Certain Beneficial Owners

As of February 28, 2013, HKN had 421,651 shares of common stock outstanding.  As of that date, the only persons known by HKN to beneficially own five percent (5%) or more of the outstanding shares of common stock were:

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Common Stock	Brean Murray Carret Group, Inc. Tropic Isle Building P.O. Box 3331 Road Town, Tortola British Virgin Islands, VG 1110	263,329	62.45%

Security Ownership of Directors and Management

The following table sets forth information, as of February 28, 2013, regarding the number of shares of Common Stock beneficially owned by directors and executive officers that are named in the 2012 Summary Compensation Table, and all of HKN’s directors and named executive officers as a group.  Each director and executive officer has sole voting and investment power with respect to the shares beneficially owned by him/her.

Name	Number of Shares Beneficially Owned		Percent of Class
Michael M. Ameen, Jr.	65		*
Mikel D. Faulkner	75		*
Dr. J. William Petty	81		*
Alan G. Quasha	0	(1)	*
H.A. Smith	33		*
Sarah B. Gasch	0		*
Nelda F. Bruce	0		*

All directors and named executive officers as a group (7 persons)	254		*
________________________
*      Less than 1%
(1)       Does not include 263,329 shares beneficially owned by Brean Murray Carret Group, Inc. (“Brean”). Mr. Alan Quasha is the brother of Wayne Quasha, who is deemed to be the beneficial owner of Brean through the AQ, JQ and WQ Trusts but Mr. Alan Quasha disclaims any beneficial ownership of these shares.

The following table sets forth the securities authorized for issuance under the BWI Stock Option Plan.

Equity Compensation Plan Information
Named Executive Officer	Number of Securities to be Issued Upon Exercise of Outstanding Options (#)	Weighted- Average Exercise Price of Outstanding Options ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (#)
Equity compensation plans approved by security holders	38,000	$14.50	62,000
Equity compensation plans not approved by security holders	0	N/A	0
Total	38,000	$14.50	62,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

DIRECTOR INDEPENDENCE

Our common stock is currently traded on the Over the Counter Bulletin Board and quoted on the OTCQB marketplace, which does not have director independence requirements.  Although our securities are no longer listed on the NYSE- MKT, we continue to determine the independence of directors under the NYSE - MKT listing standards.  As such, Dr. J. William Petty, Michael M. Ameen, Jr. and H. A. Smith have been determined by our Board of Directors to meet the requirements for independence under the listing standards of the NYSE-MKT and SEC Rules, and “financially literate or sophisticated” as required by and in compliance with the listing standards of the NYSE-MKT and the regulations of the SEC.  Our Board of Directors based its conclusions regarding the independence of these directors on (i) the fact that none of such persons is an executive officer or employee of the Company; and (ii) its opinion that none of such persons has a relationship which will interfere with the exercise of independent judgment in carrying out the responsibilities of such director. Our Board of Directors intends to analyze the independence issue annually to promote arms-length oversight.

As of February 28, 2013, our largest shareholder, Brean, beneficially owned 62.45% of the combined voting power of our Common Stock.  Brean is in a position to exercise significant influence over the election of our Board of Directors and other matters.

RELATED PARTY TRANSACTIONS

There are currently no proposed transactions with related parties except those described below.

In September 2010, we issued a Senior Secured Loan and Security Agreement with Global (“Global Note Receivable”) in exchange for cash in the principal amount of $5 million.  During August 2012, we agreed to extend the maturity date of our Global Note Receivable by seven months, resulting in a new maturity date of April 14, 2013.  In association with this amendment, we increased the interest rate from 10.5% up to 12.5%. Global also paid to us a 1% transaction fee of approximately $50 thousand, of which $25 thousand is deferred and presented net of our long term notes receivable at December 31, 2012 and will be recognized over the remaining term of the Global Note Receivable. During the years ended December 31, 2012 and 2011, Global paid $558 thousand and $523 thousand, respectively, in interest on the Global Note Receivable.

In January 2012, we executed a separate loan agreement (the “Global Loan”) with Global which provides principal of $12 million. The Global Loan is currently unsecured, but we can require Global to provide adequate collateral security in the event of a material adverse effect, as determined in our sole discretion. The Global Loan is due and payable to us on or before September 30, 2013 and bears interest at 10.5% per annum. In September 2012, pursuant to provisions of the Global Loan agreement, the interest rate charged was increased from 10.5% up to 12.5% per annum due to Gobal’s nonconformity with a performance condition as of June 30, 2012.  The new stated interest rate will remain in effect until the maturity of the loan agreement.  Accrued and unpaid interest on the outstanding principal amount is due and payable on the last day of each quarter.

During the year ended December 31, 2012, Global paid $1.2 million in interest on the Global Loan. Global also paid to us a 1.75% transaction fee of $210 thousand, of which $94 thousand was deferred and presented net of our long term notes receivable at December 31, 2012 and will be recognized over the term of the Global Loan.

During 2011, HKN and Quadrant, a related party, entered into a Securities Exchange Agreement pursuant to which HKN agreed to purchase all outstanding units of BWI over several months. Mr. Alan Quasha, Chairman of the Board of HKN, is the brother of Wayne Quasha, who is deemed to be the beneficial owner of Quadrant through the AQ, JQ and WQ Trusts, but Mr. Alan Quasha disclaims any beneficial ownership of these shares. During 2011, HKN purchased an additional 47.91% of the outstanding units of BWI in exchange for the issuance of 32,156 restricted shares of our common stock at an approximate fair value of $2.3 million. The difference between this fair value and the $3.3 million indicated in the statement of stockholders’ equity is related to the difference between the fair value paid to acquire the additional noncontrolling interest in this subsidiary and the carrying amount of the noncontrolling interest.  The difference was recorded in equity in accordance with ASC 810-10-45, consolidation guidance, which states that transactions involving a noncontrolling interest in a subsidiary, when there is no change in control, should be accounted for as equity transactions.  Thus, at December 31, 2011 and 2012, we own 100% of BWI and direct their operations and consolidate the assets and liabilities of BWI and their results of operations in our consolidated financial statements.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Hein & Associates LLP (“Hein”) served as HKN’s independent registered public accounting firm for the years ended December 31, 2012 and 2011.

The following table sets forth information concerning the fees billed by HKN’s independent registered public accountants during the last two fiscal years.

	2012	2011
Audit Fees	$116,063	$118,800
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Audit Fees include fees billed for the audit of the consolidated financial statements and quarterly reviews of unaudited financial statements.

The Audit Committee, or a designated member thereof, pre-approves audit and non-audit services rendered by its independent registered public accounting firm to HKN and its subsidiaries. If pre-approval authority is delegated, the delegate must report back to the Audit Committee at the first Audit Committee meeting following any approval.  For the fiscal year 2012, 100% of all audit and non-audit services were pre-approved by the Audit Committee, which concluded that the provision of such services by HKN’s independent registered public accounting firm was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.  All persons involved in the services performed by Hein during 2012 were permanent, full-time employees of Hein.

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

(3) Exhibits

3.1	Restated Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.1 to HKN’s Form 10-K dated February 28, 2006, File No. 1-10262, and incorporated herein by reference).

3.2
Certificate of Amendment of Restated Certificate of Incorporation of Harken Energy Corporation dated June 4, 2007 (filed as Exhibit 3.2 to HKN’s Form 10-Q dated August 7, 2007, File No. 1-10262, and incorporated by reference herein).

3.3
Certificate of Amendment to Restated Certificate of Incorporation of HKN, Inc. dated October 29, 2012 and effective October 30, 2012 (filed as Exhibit 99.2 to HKN’s current report on Form 8-K, dated October 31, 2012, File No. 1-10262, and incorporated by reference herein).

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

4.5
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

10.1
Loan Agreement with Global Energy PLC, principal amount of $12 million (filed as Exhibit 10.2 to HKN’s Amended Quarterly Report on Form 10-Q/A, filed December 5, 2012, for the period ended March 31, 2012, File No. 1-10262, and incorporated by reference herein).

10.2
BriteWater International, Inc. 2012 Equity Compensation Plan (filed as Exhibit 10.1 to HKN’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, File No. 10262, and incorporated by reference herein).

10.3
Limited Liability Company Agreement of Gerrity Oil, LLC (filed as Exhibit 10.2 to HKN’s Amended Quarterly Report on Form 10-Q/A, filed December 5, 2012, for the period ended September 30, 2012, File No. 1-10262, and incorporated by reference herein).

10.4
Amendment No. 2 to Loan and Security Agreement with Global Energy PLC, principal amount of $5 million (filed as Exhibit 10.1 to HKN’s Amended Quarterly Report on Form 10-Q/A, filed December 5, 2012, for the period ended September 30, 2012, File No. 1-10262, and incorporated by reference herein).

*21	Subsidiaries of HKN, Inc.

*23.1	Consent of Independent Registered Public Accounting Firm – Hein & Associates, LLP

*23.2	Consent of Gleason Engineering (Independent Reserve Engineers)

*24	Power of Attorney

*31.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (“S.O. Act”)

*31.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 302 of the S.O. Act

*32.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

*32.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

*99.1	Gleason Engineering Reserve report summary

*101.INS**	XBRL Instance

*101.SCH**	XBRL Taxonomy Extension Schema

*101.CAL**	XBRL Taxonomy Extension Calculation

*101.DEF**	XBRL Taxonomy Extension Definition

*101.LAB**	XBRL Taxonomy Extension Labels

*101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2013.

HKN, INC.

/s/ Sarah B. Gasch
By: Sarah B. Gasch, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 6, 2013.

Signature	Title

/s/ Sarah B. Gasch	Executive Vice President and Chief Financial Officer
Sarah B. Gasch	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mikel D. Faulkner	Director, Chief Executive Officer and President
Mikel D. Faulkner	(Principal Executive Officer)

/s/ Michael M. Ameen, Jr. *	Director
Michael M. Ameen, Jr.

Director
Alan G. Quasha

/s/ Dr. J. William Petty *	Director
Dr. J. William Petty

/s/ H. A. Smith *	Director
H. A. Smith

/s/ Sarah B. Gasch
* By: Sarah B. Gasch, Attorney in-fact