Form 10-Q
period 2013-03-31
HKN, Inc.
filed 2013-05-07
CIK 313478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares of common stock, par value $0.01 per share, outstanding as of April 30, 2013 was 401,939.

HKN, INC.
INDEX TO QUARTERLY REPORT
March 31, 2013

HKN, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$16,428	$19,286
Accounts receivable, net of allowance of $83 thousand and $65 thousand at March 31, 2013 and December 31, 2012, respectively	284	203
Accounts receivable - related party	18	-
Prepaid expenses and other current assets	269	297
Total Current Assets	16,999	19,786

Oil and gas property, using the successful efforts method of accounting	3,483	2,953
Construction in progress - plants	2,607	1,717
Weathered lagoon plant	6,236	6,236
Office equipment and other	294	261
Accumulated depreciation and depletion	(458)	(358)
Total Property and Equipment, net	12,162	10,809

Intangible assets, net	1,821	1,872
Long term note receivable - related party, net of deferred transaction fees of $334 thousand and $119 thousand at March 31, 2013 and December 31, 2102, respectively	16,166	16,881
Investment in Global	17,368	23,607
Other assets	640	1,022
Total Assets	$65,156	$73,977

Liabilities and Stockholders' Equity

Current Liabilities:
Trade payables	$21	$244
Liabilities of discontinued operations	82	247
Accrued liabilities and other	283	260
Preferred stock dividends	4	-
Total Current Liabilities	390	751

Asset retirement obligation	5	4
BWI contingency	800	800
Total Liabilities	1,195	1,555

Contingencies (Note 2 and 13)

Stockholders’ Equity:
Series G1 preferred stock, $1.00 par value; $100,000 liquidation value; 700,000 shares authorized; 1,000 shares outstanding	1	1
Series G2 preferred stock, $1.00 par value; $100,000 liquidation value; 100,000 shares authorized; 1,000 shares outstanding	1	1
Common stock, $0.01 par value; 2,000,000 shares authorized; 413,518 and 435,328 shares issued and outstanding, respectively	4	4
Additional paid-in capital	451,385	453,300
Accumulated deficit	(394,477)	(394,170)
Accumulated other comprehensive income	7,047	13,286
Total Stockholders' Equity	63,961	72,422
Total Liabilities and Stockholders' Equity	$65,156	$73,977

The accompanying Notes to the Consolidated Condensed Financial Statements are
an integral part of these Statements.

HKN, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2013	2012

Revenues:
Oil and gas operations	$248	$-
Total revenues	248	-

Operating costs and expenses:
Oil and gas operating	30	-
Selling, general and administrative	893	1,190
Depreciation, depletion and amortization	210	60
Total operating costs and expenses	1,133	1,250

Loss from operations	(885)	(1,250)

Other income:
Interest and other income - related party	659	362
Interest and other income	33	12
Total other income	692	374

Loss from continuing operations before income taxes	(193)	(876)
Income tax benefit	-	5
Loss from continuing operations	(193)	(871)
Loss on disposal of discontinued operations	-	(82)
Loss from discontinued operations	(110)	(177)
Net loss	(303)	(1,130)
Accrual of dividends related to preferred stock	(4)	(4)
Net loss attributed to common stock	$(307)	$(1,134)
Loss per common share from continuing operations	$(0.46)	$(1.90)
Loss per common share from discontinued operations	(0.26)	(0.56)
Net loss per common share, basic and diluted	$(0.72)	$(2.46)
Weighted average common shares outstanding:
Basic and diluted	424,285	461,694

The accompanying Notes to the Consolidated Condensed Financial Statements are
an integral part of these Statements.

HKN, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012

Net loss	$(303)	$(1,130)

Foreign currency translation adjustments	(1,381)	664
Unrealized gain (loss) on investments	(4,858)	982
Other comprehensive income (loss)	(6,239)	1,646
Comprehensive income (loss)	$(6,542)	$516

The accompanying Notes to the Consolidated Condensed Financial Statements
are an integral part of these Statements.

HKN, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(303)	$(1,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	210	60
Stock-based compensation benefit	(7)	-
Income tax benefit	-	(5)
Loss on disposal of discontinued operations	-	82
Amortization of long term note receivable - related party transaction fee	(125)	-
Other	(29)	-
Change in operating assets and liabilities:
Accounts receivable and accounts receivable - related party	(120)	(32)
Prepaid assets and other	(20)	(55)
Trade payables and other	(250)	(272)
Net cash used in operating activities - continuing operations	(644)	(1,352)
Net cash used in operating activities - discontinued operations	(165)	(179)
Net cash used in operating activities	(809)	(1,531)

Cash flows from investing activities:
Capital expenditures	(1,034)	(198)
Net proceeds from sales of assets	53	-
Origination fee from long term note receivable - related party restructuring	340	-
Repayment of long term note receivable - related party	500	-
Issuance of notes receivable to Global, net of transaction fees of $210 thousand	-	(11,790)
Net cash used in investing activities	(141)	(11,988)

Cash flows from financing activities:
Purchase of treasury stock	(1,908)	(196)
Net cash used in financing activities	(1,908)	(196)

Net decrease in cash and cash equivalents	(2,858)	(13,715)
Cash and cash equivalents at beginning of period	19,286	43,431
Cash and cash equivalents at end of period	$16,428	$29,716

The accompanying Notes to the Consolidated Condensed Financial Statements
are an integral part of these Statements.

HKN, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2013 and 2012
(unaudited)

(1)           BASIS OF PRESENTATION

Our accompanying consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to prevent the information presented from being misleading. In our opinion, these consolidated condensed financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2013 and December 31, 2012, the results of our operations for the three months presented as of March 31, 2013 and 2012 and changes in our cash flows for the three months presented as of March 31, 2013 and 2012. The December 31, 2012 consolidated condensed balance sheet information is derived from audited financial statements. All adjustments represent normal recurring items. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. Certain prior year amounts have been reclassified to conform to the 2013 presentation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation – The consolidated condensed financial statements include the accounts of all companies that we, through our direct or indirect ownership or shareholding, were provided the ability to control their operating policies and procedures.  All significant intercompany balances and transactions have been eliminated.

In July 2012, we obtained a 50% interest in Gerrity Oil, LLC (“Gerrity Oil”), a legal entity which held non-operated working interests in properties strategically located in the Bakken and Niobrara shale oil plays. In January 2013, we made the decision to dissolve the joint venture and obtain a direct ownership interest in our 50% portion of the Gerrity Oil assets and properties under a newly formed corporation, HKN Bakken, Inc. (“HBI”).  Prior to its dissolution, we had accounted for Gerrity Oil under proportionate consolidation rules pursuant to which our 50% portion of the assets, liabilities and results of operations of Gerrity Oil were included in our consolidated condensed financial statements.  Effective January 1, 2013, we began consolidating 100% of HBI.  Due to the fact that we followed the proportionate consolidation rules for Gerrity and our ownership interests in the underlying assets have not changed, these events did not affect our consolidated condensed balance sheets or statements of operations (see Note 3 – “HKN Bakken, Inc.”).

As of March 31, 2013, we owned less than a majority of the common shares of Global Energy Development PLC (“Global”) and did not possess the legal power to direct their operating policies and procedures. We have concluded that Global was not a Variable Interest Entity (“VIE”) as defined by the Financial Accounting Standards Board (“FASB”) at March 31, 2013.

As a result of the sales of our Gulf Coast oil and gas properties and the abandonment of our coalbed methane projects during 2011, any remaining Gulf Coast and coalbed methane and oil and gas activities are included as discontinued operations on the consolidated condensed balance sheets and consolidated condensed statements of operations for all periods presented.

Accumulated Other Comprehensive Income – Comprehensive income includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Changes in our accumulated other comprehensive income during the period are as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income

Balance as of December 31, 2012	$1,055	$12,231	$13,286
Current period other comprehensive income (loss)	(1,381)	(4,858)	(6,239)
Balance as of March 31, 2013	$(326)	$7,373	$7,047

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

We carry our financial instruments, including cash, our common stock investment in Global and our Global note receivable, at their estimated fair values. Our investment in ordinary shares of Global has been designated as available for sale rather than a trading security. The associated unrealized gains and losses on our available for sale investment are recorded to other comprehensive income until realized and reclassified into earnings using specific identification.  The fair value of our investment in the ordinary shares of Global is based on prices quoted in an active market.  Our investment in Global is classified as a non-current asset in our accompanying consolidated condensed balance sheets.

Translation of Non-U.S. Currency Amounts - Our investment in Global is subject to foreign currency exchange rate risk as our ownership of Global’s ordinary shares are denominated in British pounds sterling. Translation adjustments are included in other comprehensive income until the investment is sold.

Property and Equipment – We sold certain property during the first three months of 2013 and recognized a gain of $29 thousand which is recorded in the interest and other income line item on our consolidated condensed statements of operations. We recorded depreciation expense related to other property and equipment of $16 thousand and $9 thousand for the three months ended March 31, 2013 and 2012, respectively. Depreciation, depletion and amortization expense for oil and gas producing properties and related equipment was $143 thousand for the three months ended March 31, 2013.

Intangible Assets – Our intangible assets consist of patents acquired in connection with our investment in BWI. Our patents have been valued at $2.6 million and are amortized on a straight-line basis over a period of 6-21 years, based on their respective contractual lives. Accumulated amortization in the amount of $770 thousand has been recorded on these patents to date. We have recorded amortization expense related to these patents of $51 thousand for each of the three months ended March 31, 2013 and 2012.

Other Assets – At March 31, 2013, other assets included $528 thousand in prepaid drilling costs related to the drilling and completion of wells and $113 thousand for land held by HBI.

Recent Accounting Pronouncements – In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02 on reporting amounts reclassified out of accumulated other comprehensive income.  The update to this standard will require us to report the effect of any significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified to net income.  For other amounts that are not required to be reclassified to net income in the same reporting period, it requires a cross-reference to other required disclosures that provide additional detail about those amounts.  This standard was effective for us starting with our first quarter interim reporting on Form 10-Q as of March 31, 2013. We currently do not have any significant reclassifications out of accumulated other comprehensive income into net income.

(2)           BRITEWATER INTERNATIONAL, INC.

BWI owns a patented oilfield emulsion breaking technology. This is a continuous process technology that can purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids, thereby reducing the environmental impact and disposal costs of these waste materials while recovering valuable oil. BWI has completed the design of standardized modules which can be used for both upstream and downstream applications in the oil and gas industry, including oil field and refinery emulsions and oil spill remediation.

BWI’s wholly-owned subsidiary, Arctic Star Alaska, Inc. (“Arctic Star”) is currently in the process of procuring equipment and arranging for the fabrication of a mobile waste processing plant to be located on the North Slope of Alaska.  Arctic Star and BWI currently hold contracts which grant them the right of first refusal for oilfield waste generated in certain fields on the North Slope.

BWI also has an existing purpose-built plant which can be used to break emulsions found in weathered lagoon pits.

BWI Contingency –BWI has a contingent liability of $800 thousand which may be payable upon the conclusion of certain performance events related to its weathered lagoon plant. There were no changes to the BWI liability recorded during the three months ended March 31, 2013.

(3)           HKN BAKKEN, INC.

In July 2012, we obtained a 50% interest in Gerrity Oil, a legal entity which held non-operated working interests in properties strategically located in the Bakken and Niobrara shale oil plays. In January 2013, we made the decision to dissolve the joint venture and obtain a direct ownership interest in our 50% portion of the Gerrity Oil assets and properties under the newly formed HBI entity. We invested in this entity because we believe it presents significant near-term growth potential and aligns well with our long term investment goals.

Prior to its dissolution, we accounted for Gerrity Oil under proportionate consolidation rules pursuant to which our 50% portion of the assets, liabilities and results of operations of Gerrity Oil were included in our consolidated condensed financial statements.  Effective January 1, 2013, we began consolidating 100% of HBI. Due to the fact that we followed the proportionate consolidation rules for Gerrity and our ownership interests in the underlying assets have not changed, these events did not affect our consolidated condensed balance sheets or statements of operations.

The following table presents the recognized amounts of identifiable assets acquired and liabilities assumed as of the formation date (in thousands).

Cash and cash equivalents	$2,000
Accounts receivable, net	55
Oil and gas property	1,606
Other assets	448
Trade payables	(102)
Asset retirement obligation	(7)
Total identifiable net assets	$4,000

As of the date of this quarterly report on form 10-Q, amounts related to HBI oil and gas properties and accounts receivable have not been finalized as we continue to receive joint interest billings and revenue for production periods prior to our ownership. We are also currently in the process of obtaining a third party valuation of these properties to aid in the finalization of this purchase price allocation.

Assuming our 50% portion of Gerrity Oil was acquired on January 1, 2012, proforma revenues and earnings for the three months ended March 31, 2012 would not be material to our financial statements.

(4)           INVESTMENT IN GLOBAL

Our non-current available-for-sale investment consists of our ownership of approximately 34% of Global’s outstanding ordinary shares. At March 31, 2013 and December 31, 2012, our investment in Global was equal to the market value of Global’s ordinary shares as follows (in thousands, except for closing price and exchange rate amounts):

	March 31, 2013	December 31, 2012

Shares of Global Stock Held by HKN	12,357	12,357
Closing Price of Global Stock	£0.93	£1.18
Foreign Currency Exchange Rate	1.5195	1.6259
Market Value of Investment in Global	$17,368	$23,607

The foreign currency translation adjustment of approximately $1.4 million and the unrealized loss on investment of $4.8 million for the changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the three months ended March 31, 2013.

Our policy is to review our investment in Global at each reporting period or more often if any indicators of impairment become known.  We continuously monitor macroeconomic indicators and track Global’s stock price volatility for any downward trends in the market.  We also review public financial information including Global’s issued financial statements, investor presentations, as well as financial analysts reviews and recommendations for any indicators of an other than temporary impairment in our carrying value. Additionally, we monitor public reports regarding the reserves in Colombia’s Middle Magdalena basin in which Global operates.  In addition to these external indicators, we also assess internally our ability and intent to hold our investment in Global should the fair value drop below our cost. Any resulting other than temporary impairment would be immediately recognized in earnings. We have not recognized any such impairment as of March 31, 2013. We currently have a cumulative unrealized gain position on our investment in Global of $7.4 million.

(5)           NOTES RECEIVABLE – RELATED PARTY

In March 2013, we entered into a new loan agreement (the “Global 2013 Note”) with Global to refinance the outstanding $5 million Global Note Receivable and the $12 million Global Loan into one $17 million note. The Global 2013 Note extended the maturity date to June 15, 2015 and increased the interest rate from 12.5% to 12.75%. Principal payments will be made quarterly, and began with the first payment of $500 thousand on March 31, 2013. Accrued interest on the outstanding principal balance is due on each quarterly principal payment date. Payment of the Global 2013 Note is guaranteed by Global’s principal operating subsidiary. In connection with the new loan agreement, Global paid us a transaction fee of $340 thousand, of which $334 thousand was deferred and presented net of our long term notes receivable at March 31, 2013. The remaining deferred transaction fee will be recognized over the life of the loan. Additionally, we recognized $86 thousand of unamortized origination fees related to the old loans. The remaining payments due to us under the new Global 2013 Note are as follows: $1.5 million due quarterly from June 30, 2013 through March 31, 2015 and $4.5 million due June 15, 2015.

Currently, our related party loans are classified as long-term due to the historic uncertainty around the timing of collection in spite of the stated repayment terms in the agreements.  As a related party, it is in our best interest to work with Global on payment terms to maximize our return on this investment.  We assess the collectability of our related party loan with Global on a semi-annual basis based on review of their publically disclosed financial information.  Additionally, we continually monitor all Global disclosures for any events that could adversely affect their liquidity or results of operations.  As of the date of this quarterly report on Form 10-Q we do not have any reason to believe that our Global 2013 Note is not collectible or is impaired.  Accordingly, we did not record any allowance for doubtful accounts related to our related party notes receivable at March 31, 2013.

(6)           ASSET RETIREMENT OBLIGATION

We recognize the present value of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. A summary of our asset retirement obligations as of March 31, 2013 is as follows (in thousands):

Asset Category	Asset Retirement Obligation Liability		Estimated Life (years)

Oil and gas producing properties	$5	(1)	15

(1) This is a Level III fair value measurement.

The following table describes all changes to our asset retirement obligation liability during the three months ended March 31, 2013 (in thousands):

Asset retirement obligation at beginning of period	$4
Additions during the period	1
Disposals during the period	-
Revisions of estimates	-
Accretion expense	-
Asset retirement obligation at end of period	$5

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

•	Level 3 – Valuation inputs are unobservable and significant to the fair value measurement.

The following tables present recurring financial assets which are carried at fair value as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Level 1	Level 2	Level 3

Investment in Global (1)	$17,368	$-	$-

	December 31, 2012
	Level 1	Level 2	Level 3

Investment in Global (1)	$23,607	$-	$-

(1) Global’s ordinary shares are publicly traded on the Alternative Investment Market (“AIM”), a market operated by the London Stock Exchange, with quoted prices in active markets. Accordingly, the fair value measurements of these securities have been classified as Level 1.

(8)           DISCONTINUED OPERATIONS

As a result of the sales of our Gulf Coast oil and gas properties and the abandonment of our coalbed methane projects during 2011, all related activities are included as discontinued operations on the consolidated condensed balance sheets and consolidated condensed statements of operations for all periods presented.

The carrying amounts of the major classes of assets and liabilities for our discontinued oil and gas operations are summarized below (in thousands):

	March 31, 2013	December 31, 2012

Current Liabilities:
Trade payables	$3	$3
Revenues and royalties payable	18	17
Accrued liabilities and other	61	227
Total Current Liabilities	82	247
Total Liabilities of Discontinued Operations	$82	$247

Our Accrued Liabilities and Other at March 31, 2013 include $61 thousand in legal fees related to the XPLOR Energy litigation (see Note 13 – “Contingencies”).

Cash used by discontinued operations during the three months ended March 31, 2013 is mainly related to legal costs resulting from the sale of the oil and gas properties.  Upon resolution of the XPLOR Energy litigation and regulatory matters, no significant activities are expected related to these discontinued operations.

The revenues and net income before income tax associated with our discontinued oil and gas operations are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012

Revenues and other:
Oil and gas operations	$-	$-
Oil and gas processing and handling income	-	-
Total revenues from discontinued operations	$-	$-

Loss from discontinued operations before taxes	$(110)	$(177)

We recognized a loss on the 2011 disposal of our Gulf Coast oil and gas properties of $82 thousand during the three months ended March 31, 2012, as a result of increases in actual retained plugging and abandonment costs over estimates at December 31, 2011. No additional losses were recognized on this disposal in the first three months of 2013.

(9)           SEGMENT INFORMATION

Our reportable segments which consist of BWI and HBI are aligned around our energy assets which are managed separately.  We have included activity of our parent company, HKN, in our disclosure to reconcile to our consolidated operating loss and total assets.  HKN, which includes our investment in Global, performs general corporate activities such as corporate reporting and governance, financing, management and growth of current operations and the evaluation of new investment opportunities.  Our accounting policies for each of our operating segments are the same as those for our consolidated condensed financial statements. Intersegment interest income and intersegment expenses between our parent company and BWI or HBI have been eliminated in consolidation. There were no intersegment sales or transfers for the periods presented.

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

Our HBI segment holds non-operated working interests in properties strategically located in the Bakken and Niobrara shale oil plays.   See Note 3 – “HKN Bakken, Inc.” for further discussion.

Our financial information, expressed in thousands, for each of our operating segments for the three months ended March 31, 2013 and 2012 is as follows:

	For the Three Months Ended March 31, 2013
	HKN	BWI	HBI	Eliminations	Consolidated

Oil and gas revenues	$-	$-	$248	$-	$248
Oil and gas expenses	-	-	(30)	-	(30)
Selling, general and administrative expenses	(662)	(139)	(92)	-	(893)
Depreciation, depletion and amortization	(13)	(54)	(143)	-	(210)
Interest and other expenses	-	(121)	-	121	-
Interest and other income - related parties	780	-	-	(121)	659
Interest and other income	34	(1)	-	-	33
Segment income (loss) from continuing operations	$139	$(315)	$(17)	$-	$(193)
Capital Expenditures	$51	$813	$170	$-	$1,034
Total Assets	$56,822	$11,103	$4,223	$(6,992)	$65,156

	For the Three Months Ended March 31, 2012
	HKN	BWI	HBI	Eliminations	Consolidated

Revenues	$-	$-	$-	$-	$-
Selling, general and administrative expenses	(818)	(372)	-	-	(1,190)
Depreciation, depletion and amortization	(6)	(54)	-	-	(60)
Interest and other expenses	-	(49)	-	49	-
Interest and other income - related parties	411	-	-	(49)	362
Interest and other income	12	-	-	-	12
Income tax benefit	5	-	-	-	5
Segment loss from continuing operations	$(396)	$(475)	$-	$-	$(871)
Capital Expenditures	$3	$195	$-	$-	$198
Total Assets	$77,914	$9,544	$-	$(9,243)	$78,215

(10)         STOCKHOLDERS’ EQUITY

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

No changes in the number of preferred shares occurred during the three months ended March 31, 2013. The changes in the number of common and treasury shares held during the three months ended March 31, 2013 are as follows:

	Number of Shares
Description	Preferred G1	Preferred G2	Common	Treasury

Balance as of December 31, 2012	1,000	1,000	435,328	-
Treasury stock repurchase	-	-	-	21,810
Treasury stock retirements	-	-	(21,810)	(21,810)
Balance as of March 31, 2013	1,000	1,000	413,518	-

Treasury Stock – At March 31, 2013 and December 31, 2012, we held no shares of treasury stock. In January 2013, we announced that our Board of Directors authorized the cancellation of our amended September 2005 stock repurchase plan and authorized a new stock repurchase program which allows us to buy back up to 45 thousand shares of our common stock.  During the three months ended March 31, 2013, we purchased and retired 21,810 shares of our common stock in privately negotiated transactions for approximately $1.9 million. During April 2013, we purchased and retired 11,579 additional shares of our common stock for approximately $1.1 million.  As of April 30, 2013, approximately 12 thousand shares remained available for repurchase under our repurchase program.

Additional Paid in Capital - Additional paid in capital decreased by $1.9 million during the three month period ended March 31, 2013 primarily due to the purchase and retirement of our common stock and BWI stock compensation.

(11)         BWI STOCK COMPENSATION

In April 2012, our wholly-owned subsidiary, BWI, adopted a 2012 Equity Compensation Plan (the “BWI Plan”), which is administered by the Compensation Committee (the “Committee”) of the HKN Board of Directors.  The Committee has complete and absolute authority to make any and all decisions regarding the administration of the BWI Plan, and all employees of BWI, employees of HKN and its subsidiaries are eligible to receive awards under the BWI Plan.  An aggregate of 100,000 shares of common stock of BWI (10% of BWI’s currently outstanding shares of common stock) have been reserved for potential award issuance under the BWI Plan.

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

In April 2012, 40 thousand options were granted to BWI officers and directors with an exercise price of $14.50 per share of BWI common stock and a vesting period of three years, with one third of the options vesting on the first, second and third anniversaries of the grant date. No options were exercisable at March 31, 2013. The grant date fair value of the stock of $14.50 per share was based on an independent third-party valuation. This valuation used the income approach method based on a discounted forecasted cash flow analysis.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period, using the straight-line method. The fair value of each stock option of $8.56 per share at the grant date was estimated by using the Black-Scholes option-pricing model using the following weighted average assumptions:

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

We are also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from its estimates as a cumulative adjustment in the period of revision. Stock compensation is recorded only for those awards that are expected to vest. No forfeiture rate was applied during the three months ended March 31, 2013, as no further forfeitures were expected.  However, in the fourth quarter of 2012 and the first quarter of 2013, a total of 14 thousand shares were forfeited and an immaterial amount of stock compensation expense was reversed.

Total stock-based compensation recognized within selling, general and administrative expenses in our consolidated condensed statements of operations for the three months ended March 31, 2013 was a benefit of $7 thousand as a result of the forfeitures during the first quarter 2013.

 (12)       EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share for the three months ended March 31, 2013 and 2012 (in thousands, except per share data):

	2013			2012
	Net Loss Attributed to Common Stock	Weighted-Average Shares	Per Share Loss	Net Income (Loss) Attributed to Common Stock	Weighted-Average Shares (3)	Per Share Income (Loss)
Basic EPS:
Loss from continuing operations (1)	$(197)		$(0.46)	$(875)		$(1.90)
Loss from discontinued operations	(110)		(0.26)	(259)		(0.56)
Net loss attributed to common stock	$(307)	424	$(0.72)	$(1,134)	462	$(2.46)
Effect of dilutive securities
Preferred stock (2)	-	-	-	-	-	-
Diluted loss per share	$(307)	424	$(0.72)	$(1,134)	462	$(2.46)

(1)	Includes accrual of dividends, net of the gain on dividends paid with common shares, related to preferred stock for the three months ended March 31, 2013 and 2012.

(2)
Includes 11 shares of our common stock related to our Series G1 preferred and Series G2 preferred stock for the three months ended March 31, 2013 and 2012, respectively. These shares were issuable upon their conversion in the period presented and were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

(3)	Retroactively reflects the effect of a one-for-forty reverse stock split effective October 30, 2012 (see Note 10 – “Stockholders’ Equity”).

(13)         CONTINGENCIES

XPLOR Energy Litigation - Pursuant to a Purchase and Sale Agreement (“PSA”) dated as of November 17, 2011 between our subsidiary XPLOR Energy SPV-I, Inc. (“XPLOR”) and Texas Petroleum Investment Company (“TPIC”), XPLOR sold to TPIC its oil and gas production assets and related operations at its Main Pass 35 field.  The closing of the transaction occurred on November 17, 2011 but was effective as of October 1, 2011.  On November 21, 2011, TPIC informed XPLOR that they had discovered defects in the salt water disposal system at Main Pass resulting in a salt water spill in the Gulf of Mexico, which had been reported to regulatory authorities.

TPIC has filed a lawsuit against XPLOR in the 236th Judicial District Court, Tarrant County, Texas. The case is styled: Texas Petroleum Investment Company vs. XPLOR Energy SPV-1, Inc., Richard Cottle, Sarah Gasch, and John Hewitt. In the lawsuit, TPIC has asserted claims of fraud, fraudulent inducement, negligent misrepresentation, and indemnity related to its purchase of a production platform and associated assets from XPLOR.  TPIC’s claims focus on alleged salt water system defects, related repairs to the facilities, and purported representations regarding the condition of the platform and associated assets.  TPIC is seeking an unstated amount of alleged actual and exemplary damages as well as costs and fees.  Although litigation is inherently uncertain, based upon the information known to date, we do not believe TPIC’s claims have merit.  Accordingly, as of March 31, 2013, we did not record a contingency related to TPIC’s allegations as we do not currently believe that it is probable that HKN or XPLOR would be responsible for the costs, fees and damages allegedly incurred by TPIC as a result of its claims, the salt water disposal issues, or third party or governmental claims, if any, resulting therefrom.  We intend to vigorously defend any assertions related to the above lawsuit.  Based upon information known to date, the range of estimated loss if TPIC were to prevail on its claims is currently estimated not to exceed $2.5 million in damages, costs, and fees.

BWI Contingencies - Please See Note 2 – “BriteWater International, Inc.” for further discussion on BWI contingencies.

Environmental Investigations – In January 2013, we were notified by the Louisiana Department of Environmental Quality (“LDEQ”) of an investigation and potential penalty related to the TPIC allegations of improper salt water disposal at the Main Pass 35 field previously owned by our subsidiary XPLOR Energy SPV-I, Inc.  At the time of filing this report on Form 10-Q, the LDEQ had not completed its investigation.  In March 2013, we were advised that the U.S. Environmental Protection Agency was undertaking a criminal investigation of the salt water disposal incident. We are not aware of any damage to or spill from the salt water disposal system prior to TPIC’s ownership; accordingly, as of March 31, 2013, we did not record a contingency related to these investigations.

Louisiana Limited Scope Audit – In April 2012, we received notice from the State of Louisiana’s Department of Revenue that our discontinued oil and gas subsidiary, XPLOR Energy Operating Company, was the subject of a limited scope sales tax audit focused on the company’s on-site use and consumption of lease gas in connection with its lease, gathering and pipeline operations from January 1, 2006 through June 30, 2009.  The Louisiana Department of Revenue issued a preliminary assessment, or “Notice of Proposed Tax Due,” preliminarily assessing sales tax of $194 thousand and related penalties and interest of $136 thousand, resulting in a total assessment of $330 thousand. In July 2012, we filed an audit protest with the Louisiana Department of Revenue challenging the preliminary assessment, as we do not agree with the legal basis of the assessment or the methodology in which the taxes were calculated and plan to vigorously defend our position. Due to the inherent uncertainties of the audit protest and preliminary assessment, we cannot accurately predict the ultimate outcome of the matter.  Accordingly, at March 31, 2013, we did not record a contingency related to this matter.  In the event of a negative outcome, the potential loss related to the audit and preliminary assessment is currently estimated not to exceed $330 thousand.

(14)         RELATED PARTY TRANSACTIONS

Our related party transactions include our $17 million notes receivable from Global at March 31, 2013.  Our CEO, Mikel Faulkner, serves as Chairman of Global.  Please see Note 5 - “Notes Receivable – Related Party” for additional information on our notes receivable from Global.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our business and the results of our operations.  It should be read in conjunction with the consolidated condensed financial statements and the related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2012. Certain statements made in our discussion may be forward-looking.  Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing HKN, Inc. and its consolidated subsidiaries on a consolidated basis.

BUSINESS OVERVIEW

Our business strategy is focused on enhancing value for our shareholders through the development of a well-balanced portfolio of assets in the energy industry. Currently, the majority of the value of our assets is derived from our wholly-owned subsidiaries, BriteWater International, Inc. (“BWI”) and HKN Bakken, Inc. (“HBI”), our investment in publicly-traded common shares of Global Energy Development PLC (“Global”) and our notes receivable extended to Global. We consider these assets to be strategic for us, and our objective in 2013 is to build the value of our portfolio of assets through:

•	Identifying, developing and marketing applications for the BWI emulsion-breaking technology,
•	Pursuing opportunities to invest in or acquire undervalued assets or companies in the energy industry which we believe present significant near-term growth potential,
•	Providing management expertise and/or additional capital for our assets to enhance their value and accelerate growth and
•	Managing our capital expenditures and selling, general and administrative costs.

Management continues to evaluate additional potential projects and opportunities within the energy and related industries.

BriteWater International, Inc.

BWI owns a patented oilfield emulsion breaking technology. This is a continuous process technology that can purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids, thereby reducing the environmental impact and disposal costs of these waste materials while recovering valuable oil. This technology has been successfully tested in multiple refineries as well as in a demonstration in Prudhoe Bay, Alaska, all of which confirmed the effectiveness of the emulsion breaking technology to recover valuable hydrocarbons and reduce wastes. BWI has completed the design of standardized modules which can be used for both upstream and downstream applications in the oil and gas industry, including oil field and refinery emulsions and oil spill remediation.

BWI’s wholly-owned subsidiary, Arctic Star Alaska, Inc. (“Arctic Star”), is currently in the process of procuring equipment and arranging for the fabrication of a mobile waste processing plant to be located on the North Slope of Alaska.  Arctic Star and BWI currently hold contracts which grant Arctic Star the right of first refusal for oilfield waste generated in certain fields on the North Slope and expect to enter into additional feedstock supply agreements during 2013.  Long-lead time equipment for the plant was ordered during the first quarter 2013, and we anticipate that construction will begin during the second quarter of 2013. Arctic Star has also identified a location on the Alaska North Slope on which it will locate one of the standardized plant designs and is currently in negotiations to secure this lease.

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

Domestic Energy Investment – HKN Bakken, Inc.

In July 2012, we obtained a 50% interest in Gerrity Oil, LLC (“Gerrity Oil”), a legal entity which currently holds non-operated working interests in properties strategically located in the Bakken and Niobrara shale oil plays. In January 2013, we made the decision to dissolve the joint venture and obtain a direct ownership interest in our 50% portion of the Gerrity Oil assets and properties under the newly formed HBI entity.

We invested in this entity because we believe it represents significant near-term growth potential and aligns well with our long term investment goals.  As HBI, we plan to invest on a non-operated basis in all phases of the oil and gas business including the acquisition of oil and gas leases, fee mineral interests, overriding royalty interests, participating and non-participating royalty interests and production payments, and participating in the drilling, completion, operation and maintenance of oil and gas wells. Prior to its dissolution, we accounted for Gerrity Oil under proportionate consolidation rules pursuant to which our 50% portion of the assets, liabilities and results of operations of Gerrity Oil are included in our consolidated financial statements as of December 31, 2012.  Effective January 1, 2013, we began consolidating 100% of HBI.  Due to the fact that we followed the proportionate consolidation rules for Gerrity and our ownership interests in the underlying assets have not changed, these events did not affect our consolidated condensed balance sheets or statements of operations (see Note 3 – “HKN Bakken, Inc.”).

International Energy Investment – Global Energy Development PLC

At March 31, 2013, we held an investment in Global through our ownership of approximately 34% of Global’s ordinary shares and $16.5 million in notes receivable. Global is a petroleum exploration and production company focused on Latin America. Global’s shares are traded on the Alternative Investment Market (“AIM”), a market operated by the London Stock Exchange. In addition to financing opportunities, we continue to monitor our investment in Global in order to identify opportunities for divesting of shares or making additional investments in the company.

Ordinary Shares - We account for our ownership of Global shares as an available for sale investment. At March 31, 2013 and December 31, 2012, our investment in Global was equal to the market value of Global’s ordinary shares as follows (in thousands, except for closing price and exchange rate amounts):

	March 31, 2013	December 31, 2012

Shares of Global Stock Held by HKN	12,357	12,357
Closing Price of Global Stock	£0.93	£1.18
Foreign Currency Exchange Rate	1.5195	1.6259
Market Value of Investment in Global	$17,368	$23,607

The foreign urrency translation adjustment of approximately $1.4 million and the unrealized loss on investment of $4.8 million for the changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the three months ended March 31, 2013.

Global’s asset base and financial information continue to be strong; therefore we intend to hold our shares of Global until we believe the market price more accurately reflects the value of its operations and asset base.

2013 Note Receivable - In March 2013, we entered into a new loan agreement (the “Global 2013 Note”) with Global to refinance the outstanding $5 million Global Note Receivable and the $12 million Global Loan into one $17 million note. The Global 2013 Note extended the maturity date to June 15, 2015 and increased the interest rate from 12.5% to 12.75%. Principal payments will be made quarterly, and began with the first payment of $500 thousand on March 31, 2013. Accrued interest on the outstanding principal balance is due on each quarterly principal payment date. Payment of the Global 2013 Note is guaranteed by Global’s principal operating subsidiary. In connection with the new loan agreement, Global paid us a transaction fee of $340 thousand, of which $334 thousand was deferred and presented net of our long term notes receivable at March 31, 2013. The remaining deferred transaction fee will be recognized over the life of the loan.

RECENT DEVELOPMENTS

Additional Investments

The divestiture of our Gulf Coast oil and gas properties has given us the opportunity to redeploy capital into other areas of the oil and gas industry which may generate greater value for our shareholders while bearing significantly lower operational and regulatory risks.  Throughout the first quarter 2013, we continued to invest in our emulsions-breaking technology through BWI and the design of the Arctic Star plant, to invest in the Bakken shale play through HBI and to support our investments in Global.

Continued Investment in BWI Emulsions Breaking Technology

During the three months ended 2013, BWI invested $890 thousand in its initial project to commercialize its emulsions-breaking technology. Arctic Star has completed the detailed engineering and design for a mobile waste processing plant to be located on the North Slope of Alaska and is currently procuring equipment and arranging for the fabrication of this plant. Arctic Star and BWI currently hold contracts which grant them the right of first refusal for oilfield waste generated in certain fields on the North Slope and expect to enter into additional feedstock supply agreements during 2013.  Long-lead time equipment for the plant was ordered during the first quarter 2013, and we anticipate that construction will begin during the second quarter of 2013.

Continued Investment in HBI

We continue to invest in HBI, on a non-operated basis, in all phases of the oil and gas business, including the acquisition of oil and gas leases, fee mineral interests, overriding royalty interests, participating and non-participating royalty interests and production payments, and participating in the drilling, completion, operation and maintenance of oil and gas wells. In the first quarter of 2013 we invested $170 thousand on drilling and completion costs.

Continued Support of our Investment in Global

In March 2013, we entered into a new loan agreement with Global to refinance the outstanding $17 million of notes receivable. In connection with the new loan agreement, Global paid us a transaction fee of $340 thousand, of which $334 thousand was deferred and presented net of our long term notes receivable at March 31, 2013.

Other Matters

Share Repurchases

During the first quarter 2013, we repurchased 21,810 shares of our common stock for a total of $1.9 million. During April 2013, we purchased 11,579 additional shares of our common stock for approximately $1.1 million.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

Our consolidated condensed financial statements have been prepared in accordance with U.S. GAAP which requires us to use estimates and make assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Our estimates and assumptions are based on historical experience, industry conditions and various other factors which we believe are appropriate. Actual results could vary significantly from our estimates and assumptions as additional information becomes known. We have identified the following accounting estimates and assumptions critical to our financial statements.

Investment in Global – We do not account for our investment in Global as an equity method investment in spite of our 34% ownership. We are unable to obtain U.S. GAAP financial statements quarterly to perform equity method accounting due to the semi-annual reporting requirements Global follows under the AIM exchange rules.  As a result, we account for Global as an available for sale investment.

We review our investment in Global at each reporting period or more often if any indicators of impairment become known.  We continuously monitor macroeconomic indicators and track Global’s stock price volatility for any downward trends in the market.  We also review public financial information including Global’s issued financial statements, investor presentations, as well as financial analysts reviews and recommendations for any indicators of an other than temporary impairment in our carrying value.  Additionally, we monitor public reports regarding the reserves in Colombia’s Middle Magdalena basin in which Global operates.  In addition to these external indicators, we also assess internally our ability and intent to hold our investment in Global should the fair value drop below our cost.  Any resulting other than temporary impairment would be immediately recognized in earnings.  We have not recognized any impairment losses for the three months ended March 31, 2013 and 2012. We currently have a cumulative unrealized gain position on our investment in Global of $7.4 million.

Oil and Gas Properties – We use the successful efforts method of accounting for our HKN Bakken, Inc. oil and gas activities. The significant principles for this method are:

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements – In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02 on reporting amounts reclassified out of accumulated other comprehensive income.  The update to this standard will require us to report the effect of any significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified to net income.  For other amounts that are not required to be reclassified to net income in the same reporting period, it requires a cross-reference to other required disclosures that provide additional detail about those amounts.  This standard was effective for us starting with our first quarter interim reporting on Form 10-Q as of March 31, 2013. We currently do not have any significant reclassifications out of accumulated other comprehensive income into net income.

RESULTS OF OPERATIONS

The following is our discussion and analysis of significant components of our operations which have affected our operating results and balance sheet during the three months ended March 31, 2013 and 2012 included in the accompanying consolidated condensed financial statements.

Results of Operations for the Quarterly Periods Ended March 31, 2013 Compared to March 31, 2012

Our loss from continuing operations decreased approximately 78% from $871 million in the first quarter of 2012 to $193 thousand for the first quarter 2013. The decrease was due to increased interest income from our related party notes receivable as a result of note restructurings that occurred during 2012 and 2013 as well as decreased general and administrative costs.

Oil and Gas Revenues and Expenses

Oil revenues were $227 thousand, or 92% of our total revenues for the first quarter 2013. We realized an average oil price of $91.67 per barrel during the period. Oil production for the period was approximately 2 thousand bbls for the period, approximately 77% of which came from our non-operated properties located in the Bakken.

Gas revenues were $21 thousand, or 8% of our total revenues for the first quarter 2013. We realized an average gas price of $5.85 per mcf during the period. Gas production for the period was approximately 4 thousand mcf, approximately 34% of which came from our non-operated properties located in the Bakken.

Assuming stable oil and gas pricing, future revenues from HBI are expected to increase as additional wells are drilled and begin producing.

Oil and gas operating expenses for the three months ended March 31, 2013 were $30 thousand.  Oil and gas operating expenses are expected to increase as new wells are drilled in the near term.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased approximately 25% from $1.2 million for the first quarter 2012 to $893 thousand for the first quarter 2013 primarily due to cost saving measures at our corporate offices and increased capitalization of personnel and other general and administrative costs at BWI as we accelerated our efforts to construct a plant to commercialize the BWI technology during 2013. We anticipate that our selling, general and administrative expenses may increase in future periods as we dedicate additional resources to the marketing efforts of BWI and new acquisitions. However, we continue to monitor and minimize our controllable costs.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased approximately 250% for the first quarter 2013 compared to the first quarter 2012, primarily due to depletion of the oil and gas properties of HBI.  Depreciation, depletion and amortization expenses are expected to increase in the near term as new wells are drilled and begin producing.

Interest and Other Income

Interest and other income increased approximately 85% from $374 thousand in the first quarter 2012 to $692 thousand in the first quarter 2013, primarily as a result of the increased related party interest on our Global notes. Additionally we recognized $86 thousand in unamortized origination fees related to our old Global notes as a result of entering into our new Global 2013 Note in the first quarter 2013.

Income Tax Benefit

We did not recognize any income tax expense or benefit in the first quarter 2013. We recognized an income tax benefit of $5 thousand in the first quarter 2012 primarily due to the reversal of an accrued income tax liability.

Loss from Discontinued Operations

Our loss from discontinued operations decreased from $177 thousand in the first quarter 2012 to $110 thousand in the first quarter 2013. We continue to incur additional legal costs related to the sale of the oil and gas properties during the first quarter 2013. In the first quarter 2012 we incurred legal costs and bad debt expense on a potentially uncollectible oil and gas receivable account.

Loss on Disposal of Discontinued Operations

We recognized an additional loss on the 2011 disposal of our Gulf Coast oil and gas properties of $82 thousand in the first quarter 2012 as a result of additional purchase price adjustments related to capital expenditures which were incurred prior to the effective date of the sales as well as retained plugging and abandonment costs.

LIQUIDITY AND CAPITAL STRUCTURE

Financial Condition

	March 31,	December 31,
(Thousands of dollars)	2013	2012
Current ratio	43.59 to 1	26.35 to 1
Working capital (1)	$16,609	$19,035
Total debt	$-	$-
Total cash less debt	$16,428	$19,286
Total stockholders' equity	$63,961	$72,422
Total liabilities to equity	0.02 to 1	0.02 to 1
(1) Working capital is the difference between current assets and current liabilities.

Cash on hand was primarily generated from proceeds from our oil and gas property divestitures during 2011, along with a rights offering to our stockholders completed in April 2011. The decrease in our working capital as of March 31, 2013 as compared to December 31, 2012 is primarily due to the repurchase of approximately 22 thousand shares of treasury stock for $1.9 million and approximately $1.0 million for capital expenditures, offset by a principal payment of $500 thousand on the Global 2013 Note Receivable.

We used approximately $1.0 million for capital expenditures during the first quarter 2013, $890 thousand of which were for capitalized project costs and personnel and other general and administrative costs that are directly related to the Arctic Star plant currently under development and $170 thousand for lease acquisition drilling and completion costs for HBI.

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

Capital Structure

At March 31, 2013, if our remaining convertible preferred stock were converted we would be required to issue the following amounts of our common stock:

Instrument	Conversion Price (1)	Shares of Common Stock Issuable at March 31, 2013
Series G1 Preferred	$11,200	8
Series G2 Preferred	$2,688	37
Common Stock Potentially Issued Upon Conversion		45

(1) Certain conversion prices are subject to adjustment under certain circumstances.

Significant Ownership of our Stock

As of March 31, 2013, Brean Murray Carret Group Inc. (“Brean”) beneficially owned approximately 64% of the combined voting power of our outstanding common stock. This entity is beneficially owned by Wayne Quasha through the AQ, JQ and WQ Trusts. Mr. Alan Quasha, Chairman of the Board of Directors of HKN, is the brother of Wayne Quasha, who is deemed the beneficial owner of Brean, but Mr. Alan Quasha disclaims any beneficial ownership of these shares. Brean is in a position to exercise significant influence over the election of our Board of Directors and other matters.

Cash Flows

Net cash used by operating activities during the three months ended March 31, 2013 was $809 thousand, as compared to $1.5 million in the prior year period. Net cash used by continuing operations decreased from $1.4 million to $644 thousand.  This decrease was primarily as a result of an $827 thousand decrease in net loss which was partially offset by the amortization of deferred loan fees from the Global notes receivable. Cash used by discontinued operations decreased slightly from $179 thousand in the prior year period to $165 thousand in the first quarter 2013.

Net cash used by investing activities during the three months ended March 31, 2013 was $141 thousand, as compared to $12.0 million in the prior year period. This decrease in cash used was primarily the result of $11.8 million of net cash used to fund the Global Loan during the first quarter 2012.

We used cash for financing activities of $1.9 million and $196 thousand during the three months ended March 31, 2013 and 2012, respectively, for treasury stock repurchases.

Obligations, Contingencies and Commitments

XPLOR Energy Litigation - Pursuant to a PSA dated as of November 17, 2011 between our subsidiary XPLOR and TPIC, XPLOR sold to TPIC its oil and gas production assets and related operations at its Main Pass 35 field.  The closing of the transaction occurred on November 17, 2011 but was effective as of October 1, 2011.  On November 21, 2011, TPIC informed XPLOR that they had discovered defects in the salt water disposal system at Main Pass resulting in a salt water spill in the Gulf of Mexico, which had been reported to regulatory authorities.

TPIC has filed a lawsuit against XPLOR in the 236th Judicial District Court, Tarrant County, Texas. The case is styled: Texas Petroleum Investment Company vs. XPLOR Energy SPV-1, Inc., Richard Cottle, Sarah Gasch, and John Hewitt. In the lawsuit, TPIC has asserted claims of fraud, fraudulent inducement, negligent misrepresentation, and indemnity related to its purchase of a production platform and associated assets from XPLOR.  TPIC’s claims focus on alleged salt water system defects, related repairs to the facilities, and purported representations regarding the condition of the platform and associated assets.  TPIC is seeking an unstated amount of alleged actual and exemplary damages as well as costs and fees.  Although litigation is inherently uncertain, based upon the information known to date, we do not believe TPIC’s claims have merit.  Accordingly, as of March 31, 2013, we did not record a contingency related to TPIC’s allegations as we do not currently believe that it is probable that HKN or XPLOR would be responsible for the costs, fees and damages allegedly incurred by TPIC as a result of its claims, the salt water disposal issues, or third party or governmental claims, if any, resulting therefrom.  We intend to vigorously defend any assertions related to the above lawsuit.  Based upon information known to date, the range of estimated loss if TPIC were to prevail on its claims is currently estimated not to exceed $2.5 million in damages, costs, and fees.

Main Pass Environmental Investigations – In January 2013, we were notified by the Louisiana Department of Environmental Quality (“LDEQ”) of an investigation and potential penalty related to the TPIC allegations of improper salt water disposal at the Main Pass 35 field previously owned by our subsidiary XPLOR Energy SPV-I, Inc.  At the time of filing this report on Form 10-Q, the LDEQ had not completed its investigation.  In March 2013, we were advised that the U.S. Environmental Protection Agency was undertaking a criminal investigation of the salt water disposal incident. We are not aware of any damage to or spill from the salt water disposal system prior to TPIC’s ownership; accordingly, as of March 31, 2013, we did not record a contingency related to these investigations.

Louisiana Limited Scope Audit – In April 2012, we received notice from the State of Louisiana’s Department of Revenue that our discontinued oil and gas subsidiary, XPLOR Energy Operating Company, was the subject of a limited scope sales tax audit focused on the company’s on-site use and consumption of lease gas in connection with its lease, gathering and pipeline operations from January 1, 2006 through June 30, 2009.  The Louisiana Department of Revenue issued a preliminary assessment, or “Notice of Proposed Tax Due,” preliminarily assessing sales tax of $194 thousand and related penalties and interest of $136 thousand, resulting in a total assessment of $330 thousand. In July 2012, we filed an audit protest with the Louisiana Department of Revenue challenging the preliminary assessment, as we do not agree with the legal basis of the assessment or the methodology in which the taxes were calculated and plan to vigorously defend our position. Due to the inherent uncertainties of the audit protest and preliminary assessment, we cannot accurately predict the ultimate outcome of the matter.  Accordingly, at March 31, 2013, we did not record a contingency related to this matter.  In the event of a negative outcome, the potential loss related to the audit and preliminary assessment is currently estimated not to exceed $330 thousand.

 BWI Contingency – BWI has a contingent liability of $800 thousand related to an obligation which may be payable upon the conclusion of certain performance events related to its weathered lagoon plant. There were no changes to the BWI liability recorded during the three months ended March 31, 2013.

Off-Balance Sheet Arrangements - As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2013, we were not involved in any unconsolidated SPE transactions and we have no off-balance sheet arrangements.

Treasury Stock – At March 31, 2013 and December 31, 2012, we held no shares of treasury stock. In January 2013, we announced that our Board of Directors authorized the cancellation of our September 2005 stock repurchase plan and authorized a new stock repurchase program which allows us to buy back up to 45 thousand shares of our common stock.  During the three months ended March 31, 2013, we purchased and retired 21,810 shares of our common stock in privately negotiated transactions for approximately $1.9 million. During April 2013, we purchased 11,579 additional shares of our common stock for approximately $1.1 million.  As of April 30, 2013, approximately 12 thousand shares remained available for repurchase under our repurchase program.

Adequacy of Capital Sources and Liquidity

We believe that we will have the ability to provide for our operational needs, our planned capital expenditures and possible investments through projected operating cash flow and cash on hand. Our operating cash flow has been adversely affected by the sale of our oil and gas properties as well as the fact that BWI has not begun generating revenue. To address this challenge, we continue to minimize our controllable costs and generate low-risk interest income until BWI begins revenue generation. We also continue to seek operating assets which generate cash from operations such as HBI. We have begun generating revenues from HBI and we expect to generate further revenues from new acquisitions and our BWI segment in 2013. Should projected operating cash flow not materialize, we may reduce BWI capital expenditures and future investments and/or consider the issuance of debt, equity and convertible debt instruments, if needed, for utilization in BWI’s planned capital expenditures and new energy-based investment opportunities. All of our BWI capital expenditures are purely discretionary and may be curtailed or delayed at any time. We may also reduce our ownership interest in our investments through strategic sales.

We had no debt outstanding at March 31, 2013. If we seek to raise other equity or debt financing to fund capital expenditures or other acquisition and development opportunities, those transactions may be affected by the market value of our common stock.  If the price of our common stock declines, our ability to utilize our stock either directly or indirectly through convertible instruments for raising capital could be negatively affected. Further, raising additional funds by issuing common stock or other types of equity securities could dilute our existing stockholders, which dilution could be substantial if the price of our common stock decreases. Any securities we issue may have rights, preferences and privileges that are senior to our existing equity securities. Borrowing money may also involve pledging some or all of our assets.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 (c)           The following table provides information about purchases by us during the three months ended March 31, 2013, of our common stock.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2013 through January 31, 2013	13,677	$83.00	-	31,323
February 1, 2013 through February 28, 2013	-	$-	-	31,323
March 1, 2013 through March 31, 2013	8,133	$95.00	-	23,190
Total	21,810	$87.47	-	23,190

ITEM 6.  EXHIBITS

EXHIBIT INDEX

    Exhibit

3.1	Amended and Restated Bylaws of HKN, Inc. (filed as Exhibit 3.1 to HKN’s current report on Form 8-K, dated May 1, 2013, File No. 1-10262, and incorporated by reference herein).

10.1
Loan Agreement with Global Energy PLC, principal amount of $17 million (filed as Exhibit 10.1 to HKN’s Current Report on Form 8-K dated March 12, 2013, File No. 1-10262, and incorporated by reference herein).

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

HKN, Inc.
(Registrant)

Date: May 7, 2013	By:	/s/ Sarah B. Gasch
Sarah B. Gasch
Executive Vice President and
Chief Financial Officer