Form 10-Q
period 2013-06-30
HKN, Inc.
filed 2013-08-12
CIK 313478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

Form 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   Yes [X]   No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [_]   No [X]

The number of shares of common stock, par value $0.01 per share, outstanding as of August 5, 2013 was 401,941.

HKN, INC.

INDEX TO QUARTERLY REPORT

June 30, 2013

 HKN, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$15,689	$19,286
Accounts receivable, net of allowance of $21 thousand and $65 thousand at June 30, 2013
and December 31, 2012, respectively	387	203
Assets of discontinued operations	107	—
Prepaid expenses and other current assets	416	297
Total Current Assets	16,599	19,786

Oil and gas property, using the successful efforts method of accounting	4,055	2,953
Construction in progress - plant	3,719	1,717
Weathered lagoon plant	6,236	6,236
Office equipment and other	295	261
Accumulated depreciation and depletion	(540)	(358)
Total Property and Equipment, net	13,765	10,809

Intangible assets, net	1,770	1,872
Long term note receivable - related party, net of deferred transaction fees of $274 thousand
and $119 thousand at June 30, 2013 and December 31, 2102, respectively	14,726	16,881
Investment in Global	13,909	23,607
Other assets	149	1,022
Total Assets	$60,918	$73,977

Liabilities and Stockholders' Equity

Current Liabilities:
Trade payables	$175	$244
Liabilities of discontinued operations	249	247
Accrued liabilities and other	454	260
Total Current Liabilities	878	751

Asset retirement obligation	2	4
BWI contingency	800	800
Total Liabilities	1,680	1,555

Contingencies (Note 2 and 13)

Stockholders’ Equity:
Series G1 preferred stock, $1.00 par value; $100,000 liquidation value;
700,000 shares authorized; 1,000 shares outstanding	1	1
Series G2 preferred stock, $1.00 par value; $100,000 liquidation value;
100,000 shares authorized; 1,000 shares outstanding	1	1
Common stock, $0.01 par value; 2,000,000 shares authorized;
401,941 and 435,328 shares issued and outstanding, respectively	4	4
Additional paid-in capital	450,347	453,300
Accumulated deficit	(394,703)	(394,170)
Accumulated other comprehensive income	3,588	13,286
Total Stockholders' Equity	59,238	72,422
Total Liabilities and Stockholders' Equity	$60,918	$73,977

The accompanying Notes to the Consolidated Condensed Financial Statements are

an integral part of these Statements.

HKN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues:
Oil and gas operations	$266	$—	$514	$—
Total revenues	266	—	514	—

Operating costs and expenses:
Oil and gas operating	36	—	66	—
Selling, general and administrative	755	1,110	1,648	2,300
Depreciation, depletion and amortization	134	67	344	127
Total operating costs and expenses	925	1,177	2,058	2,427

Loss from operations	(659)	(1,177)	(1,544)	(2,427)

Other income:
Interest and other income - related party	586	478	1,245	840
Interest and other income	4	9	37	21
Total other income	590	487	1,282	861

Loss from continuing operations before income taxes	(69)	(690)	(262)	(1,566)
Income tax benefit	—	73	—	78
Loss from continuing operations	(69)	(617)	(262)	(1,488)
Gain (loss) on disposal of discontinued operations	—	13	—	(69)
Loss from discontinued operations	(161)	(43)	(271)	(220)
Net loss	(230)	(647)	(533)	(1,777)
Accrual of dividends related to preferred stock	(4)	(4)	(8)	(8)
Gain on payments of dividends of preferred stock	8	8	8	8
Net loss attributed to common stock	$(226)	$(643)	$(533)	$(1,777)
Loss per common share from continuing operations	$(0.16)	$(1.38)	$(0.64)	$(3.29)
Loss per common share from discontinued operations	(0.40)	(0.07)	(0.65)	(0.64)
Net loss per common share, basic and diluted	$(0.56)	$(1.45)	$(1.29)	$(3.93)
Weighted average common shares outstanding:
Basic and diluted	404,814	443,765	414,496	452,724

The accompanying Notes to the Consolidated Condensed Financial Statements are

an integral part of these Statements.

HKN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net loss	$(230)	$(647)	$(533)	$(1,777)

Foreign currency translation adjustments	86	(503)	(1,294)	161
Unrealized loss on investments	(3,546)	(5,395)	(8,404)	(4,412)
Other comprehensive loss	(3,460)	(5,898)	(9,698)	(4,251)
Comprehensive loss	$(3,690)	$(6,545)	$(10,231)	$(6,028)

The accompanying Notes to the Consolidated Condensed Financial Statements

are an integral part of these Statements.

HKN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(533)	$(1,777)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion and amortization	344	127
Stock-based compensation expense	11	29
Income tax benefit	—	(78)
Loss on disposal of discontinued operations	—	69
Amortization of long term note receivable - related party transaction fee	(185)	(53)
Other	(28)	—
Change in operating assets and liabilities:
Accounts receivable and accounts receivable - related party	(195)	(122)
Prepaid assets and other	(215)	(120)
Trade payables and other	(142)	(529)
Net cash used in operating activities - continuing operations	(943)	(2,454)
Net cash used in operating activities - discontinued operations	(105)	(781)
Net cash used in operating activities	(1,048)	(3,235)

Cash flows from investing activities:
Capital expenditures	(1,976)	(505)
Purchase of Global shares	—	(175)
Net proceeds from sales of assets	53	—
Origination fee from long term note receivable - related party restructuring	340	—
Repayment of long term note receivable - related party	2,000	—
Issuance of notes receivable to Global, net of transaction fees of $210 thousand	—	(11,790)
Net cash provided by (used in) investing activities	417	(12,470)

Cash flows from financing activities:
Purchase of treasury stock	(2,966)	(2,878)
Net cash used in financing activities	(2,966)	(2,878)

Net decrease in cash and cash equivalents	(3,597)	(18,583)
Cash and cash equivalents at beginning of period	19,286	43,431
Cash and cash equivalents at end of period	$15,689	$24,848

The accompanying Notes to the Consolidated Condensed Financial Statements

are an integral part of these Statements.

 HKN, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2013 and 2012

(unaudited)

(1)	BASIS OF PRESENTATION

Our accompanying consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to prevent the information presented from being misleading. In our opinion, these consolidated condensed financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2013 and December 31, 2012, the results of our operations for the three and six months presented as of June 30, 2013 and 2012 and changes in our cash flows for the six months presented as of June 30, 2013 and 2012. The December 31, 2012 consolidated condensed balance sheet information is derived from audited financial statements. All adjustments represent normal recurring items. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. Certain prior year amounts have been reclassified to conform to the 2013 presentation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation – The consolidated condensed financial statements include the accounts of all companies that we, through our direct or indirect ownership or shareholding, were provided the ability to control their operating policies and procedures. All significant intercompany balances and transactions have been eliminated.

In July 2012, we obtained a 50% interest in Gerrity Oil, LLC (“Gerrity Oil”), a legal entity which held non-operated working interests in properties strategically located in the Bakken and Niobrara shale oil plays. In January 2013, we made the decision to dissolve the joint venture and obtain a direct ownership interest in our 50% portion of the Gerrity Oil assets and properties under a newly formed corporation, HKN Bakken, Inc. (“HBI”). Prior to its dissolution, we had accounted for Gerrity Oil under proportionate consolidation rules pursuant to which our 50% portion of the assets, liabilities and results of operations of Gerrity Oil were included in our consolidated condensed financial statements. Effective January 1, 2013, we began consolidating 100% of HBI. Due to the fact that we followed the proportionate consolidation rules for Gerrity and our ownership interests in the underlying assets have not changed, these events did not affect our consolidated condensed balance sheets or consolidated condensed statements of operations (see Note 3 – “HKN Bakken, Inc.”).

As of June 30, 2013, we owned less than a majority of the ordinary shares of Global Energy Development PLC (“Global”) and did not possess the legal power to direct Global’s operating policies and procedures. Accordingly, we have concluded that Global was not a Variable Interest Entity (“VIE”) as defined by the Financial Accounting Standards Board (“FASB”) at June 30, 2013.

As a result of the sales of our Gulf Coast oil and gas properties and the abandonment of our coalbed methane projects during 2011, any remaining Gulf Coast and coalbed methane and oil and gas activities are included as discontinued operations on the consolidated condensed balance sheets, consolidated condensed statements of operations and consolidated condensed statements of cash flows for all periods presented.

Accumulated Other Comprehensive Income – Comprehensive income includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Changes in our accumulated other comprehensive income during the period are as follows (in thousands):

	Foreign Currency	Unrealized
	Translation	Gain (Loss) on	Accumulated Other
	Adjustments	Investments	Comprehensive Income

Balance as of December 31, 2012	$1,055	$12,231	$13,286
Current period other comprehensive loss	(1,294)	(8,404)	(9,698)
Balance as of June 30, 2013	$(239)	$3,827	$3,588

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

We carry our financial instruments, which include cash, our common stock investment in Global and our Global note receivable, at their estimated fair values. Our investment in ordinary shares of Global has been designated as available for sale rather than a trading security. The associated unrealized gains and losses on our available for sale investment are recorded to other comprehensive income until realized and reclassified into earnings using specific identification. The fair value of our investment in the ordinary shares of Global is based on prices quoted in an active market. Our investment in Global is classified as a non-current asset in our accompanying consolidated condensed balance sheets.

Translation of Non-U.S. Currency Amounts – Our investment in Global is subject to foreign currency exchange rate risk as Global’s ordinary shares are denominated in British pounds sterling. Translation adjustments are included in other comprehensive income until the investment is sold.

Property and Equipment – We sold certain property during the first six months of 2013 and recognized a gain of $28 thousand within the interest and other income line in our consolidated condensed statements of operations. We recorded depreciation expense related to other property and equipment of $13 thousand and $15 thousand for the three months and $29 thousand and $24 thousand for the six months ended June 30, 2013 and 2012, respectively. Depreciation, depletion and amortization expense for oil and gas producing properties and related equipment was $69 thousand and $212 thousand for the three and six months ended June 30, 2013, respectively.

Intangible Assets – Our intangible assets consist of patents acquired in connection with our investment in BriteWater International, Inc. (“BWI”). Our patents have been valued at $2.6 million and are amortized on a straight-line basis over a period of 6-21 years, based on their respective contractual lives. Accumulated amortization in the amount of $821 thousand has been recorded on these patents to date. We have recorded amortization expense related to these patents of $51 thousand for both the three months and $102 thousand for both the six months ended June 30, 2013 and 2012, respectively. Patent annuity fees and legal fees related to the renewal of our existing patents are expensed as incurred and recorded within selling, general and administrative expenses in our consolidated condensed statements of operations.

Other Assets – At June 30, 2013, other assets included $149 thousand in prepaid drilling costs related to the drilling and completion of wells held by HBI.

Recent Accounting Pronouncements – In February 2013, the FASB issued Accounting Standards Update No. 2013-02 on reporting amounts reclassified out of accumulated other comprehensive income. The update to this standard will require us to report the effect of any significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified to net income. For other amounts that are not required to be reclassified to net income in the same reporting period, it requires a cross-reference to other required disclosures that provide additional detail about those amounts. This standard was effective for us starting with our first quarter interim reporting on Form 10-Q as of March 31, 2013. We currently do not have any reclassifications out of accumulated other comprehensive income into net income.

(2)	BRITEWATER INTERNATIONAL, INC.

BWI owns a patented oilfield emulsion breaking technology. This is a continuous process technology that can purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids, thereby reducing the environmental impact and disposal costs of these waste materials while recovering valuable oil. BWI has completed the design of standardized modules which can be used for both upstream and downstream applications in the oil and gas industry, including processing oilfield and refinery emulsions to recover valuable oil and oil spill remediation.

BWI’s wholly-owned subsidiary, Arctic Star Alaska, Inc. (“Arctic Star”) is currently in the process of constructing a mobile waste processing plant which will be located on the North Slope of Alaska. Arctic Star and BWI currently hold contracts which grant them the right of first refusal for oilfield waste generated in certain fields on the North Slope.

BWI also has a completed purpose-built plant which can be used to break emulsions found in weathered lagoon pits.

BWI Contingency – BWI has a contingent liability of $800 thousand which may be payable upon the conclusion of certain performance events related to its weathered lagoon plant. There were no changes to the BWI liability recorded during the six months ended June 30, 2013.

(3)	HKN BAKKEN, INC.

In July 2012, we obtained a 50% interest in Gerrity Oil, a legal entity which held non-operated working interests in properties strategically located in the Bakken and Niobrara shale oil plays. In January 2013, we made the decision to dissolve the joint venture and obtain a direct ownership interest in our 50% portion of the Gerrity Oil assets and properties under the newly formed HBI entity. We invested in these assets because we believe they present significant near-term growth potential and align well with our long term investment goals.

Prior to its dissolution, we accounted for Gerrity Oil under proportionate consolidation rules pursuant to which our 50% portion of the assets, liabilities and results of operations of Gerrity Oil were included in our consolidated condensed financial statements. Effective January 1, 2013, we began consolidating 100% of HBI. Due to the fact that we followed the proportionate consolidation rules for Gerrity Oil and our ownership interests in the underlying assets have not changed, these events did not affect our consolidated condensed balance sheets or consolidated condensed statements of operations.

During the second quarter 2013, we finalized the purchase price allocation of our investment in Gerrity Oil. The following table presents the recognized fair values of identifiable assets acquired and liabilities assumed as of the formation date (in thousands):

Cash and cash equivalents	$2,000
Accounts receivable, net	65
Oil and gas property- proved	1,445
Oil and gas property- unproved	326
Other assets	335
Trade payables	(31)
Accrued liabilities	(137)
Asset retirement obligation	(3)
Total identifiable net assets	$4,000

The fair value of the oil and gas properties of approximately $1.8 million was determined based on third party reserve valuations that were completed during the second quarter 2013. These valuations used a discounted forecasted cash flow analysis based on estimated future production to estimate the fair value of the oil and gas properties contributed. We consider this valuation of our oil and gas properties to be a non-recurring, Level 3 classification. See Note 7 - “Fair Value Measurements” for further discussions of Level 3 valuation definitions.

As a result of this valuation, we have finalized our purchase accounting which resulted in immaterial adjustments in the current period to the identifiable assets and liabilities acquired as compared to amounts included in our December 31, 2012 consolidated financial statements. As such, these adjustments were not restated for the prior period presented. Other assets of $335 thousand consist of prepaid drilling deposits related to the drilling and completion of contributed wells, which were previously recorded at December 31, 2012.

Assuming our 50% portion of Gerrity Oil was acquired on January 1, 2012, proforma revenues and earnings for the three and six months ended June 30, 2012 would not be material to our financial statements.

(4)	INVESTMENT IN GLOBAL

Our non-current available-for-sale investment consists of our ownership of approximately 34% of Global’s outstanding ordinary shares. At June 30, 2013 and December 31, 2012, our investment in Global was equal to the market value of Global’s ordinary shares as follows (in thousands, except for closing price and exchange rate amounts):

	June 30, 2013	December 31, 2012

Shares of Global Stock Held by HKN	12,357	12,357

Closing Price of Global Stock	£0.74	£1.18

Foreign Currency Exchange Rate	1.5211	1.6259

Market Value of Investment in Global	$13,909	$23,607

 The foreign currency translation adjustment of approximately $1.3 million and the unrealized loss on investment of $8.4 million for the changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the six months ended June 30, 2013.

Our policy is to review our investment in Global semi-annually or more often if any indicators of impairment become known. We continuously monitor macroeconomic indicators and track Global’s stock price volatility for any downward trends in the market. We also review public financial information including Global’s issued financial statements, investor presentations, as well as financial analysts’ reviews and recommendations for any indicators of an other than temporary impairment in our carrying value. Additionally, we monitor public reports regarding the reserves in Colombia’s Middle Magdalena basin in which Global operates. We also assess internally our ability and intent to hold our investment in Global should the fair value drop below our cost. Any resulting other than temporary impairment would be immediately recognized in earnings. We have not recognized any such impairment as of June 30, 2013. We currently have a cumulative unrealized gain position on our investment in Global of $3.6 million.

(5)	NOTES RECEIVABLE – RELATED PARTY

In March 2013, we entered into a new loan agreement (the “Global 2013 Note”) with Global to refinance the outstanding $5 million Global Note Receivable and the $12 million Global Loan into one $17 million note. The Global 2013 Note extended the maturity date to June 15, 2015 and increased the interest rate from 12.5% to 12.75%. Principal payments are required quarterly and began on March 31, 2013. During the six months ended June 30, 2013, we have received $2 million in principal payments from Global. Accrued interest on the outstanding principal balance is due on each quarterly principal payment date. During the three and six months ended June 30, 2013, we have received $525 thousand and approximately $1.1 million, respectively, in interest payments from Global. Payment of the Global 2013 Note is guaranteed by Global’s principal operating subsidiary. In connection with the new loan agreement, Global paid us a transaction fee of $340 thousand, of which $274 thousand was deferred and presented net of our long term notes receivable at June 30, 2013. The remaining deferred transaction fee will be recognized over the life of the loan. Additionally, we recognized $86 thousand of unamortized origination fees related to the old loans upon execution of the new note agreement. The remaining payments due to us under the new Global 2013 Note are as follows: $1.5 million due quarterly from September 30, 2013 through March 31, 2015 and $4.5 million due June 15, 2015.

Currently, our related party loans are classified as long-term due to the historic uncertainty around the timing of collection in spite of the stated repayment terms in the agreements. As of June 30, 2013, all required quarterly payments on the Global 2013 Note have been received from Global. As a related party, it is in our best interest to work with Global on payment terms to maximize our return on this investment. We assess the collectability of our related party loan with Global on a semi-annual basis based on review of their publicly disclosed financial information. Additionally, we continually monitor all Global disclosures for any events that could adversely affect their liquidity or results of operations. As of the date of this quarterly report on Form 10-Q we do not have any reason to believe that our Global 2013 Note is not collectible or is impaired. Accordingly, we did not record any allowance for doubtful accounts related to our related party notes receivable at June 30, 2013.

(6)	ASSET RETIREMENT OBLIGATION

We recognize the present value of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. A summary of our asset retirement obligations as of June 30, 2013 is as follows (in thousands):

	Asset Retirement
Asset Category	Obligation Liability		Estimated Life

Oil and gas producing properties	$ 2	(1)	27.5 years
__________________________ (1) This is a Level 3 fair value measurement.

The following table describes all changes to our asset retirement obligation liability during the six months ended June 30, 2013 (in thousands):

2013

Asset retirement obligation at beginning of period	$4
Additions during the period	1
Disposals during the period	—
Revisions of estimates	(3)
Accretion expense	—
Asset retirement obligation at end of period	$2

During the second quarter 2013, we revised our asset retirement obligation to reflect an increase in estimated life of our HBI oil and gas properties from 15 years to 27.5 years based on estimates provided in a third party reserve valuation.

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

Valuation of Acquired Gerrity Oil Property – The fair value of the acquired oil and gas properties of $1.8 million is non-recurring and was estimated based on third party valuations using the income approach method, which is based on a discounted forecasted cash flow analysis derived from estimated future production. We consider this valuation to be a Level 3 classification.

The following tables present recurring financial assets which are carried at fair value as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Level 1	Level 2	Level 3

Investment in Global (1)	$13,909	$—	$—

	December 31, 2012
	Level 1	Level 2	Level 3

Investment in Global (1)	$23,607	$—	$—

____________________________________________________

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

The carrying amounts of the major classes of assets and liabilities for our discontinued oil and gas operations are summarized below (in thousands):

	June 30,	December 31,
	2013	2012
Current Assets:
Accounts receivable, net	$107	$—
Total Current Assets	107	—
Total Assets of Discontinued Operations	$107	$—
Current Liabilities:
Trade payables	$106	$3
Revenues and royalties payable	18	17
Accrued liabilities and other	125	227
Total Current Liabilities	249	247
Total Liabilities of Discontinued Operations	$249	$247

Our Accounts Receivable at June 30, 2013 primarily consists of expected insurance recoveries for legal fees related to the Xplor Energy litigation (see Note 13 – “Contingencies”). Our Accrued Liabilities and Other at June 30, 2013 include $125 thousand in legal fees related to this litigation.

Cash used by discontinued operations during the six months ended June 30, 2013 is mainly related to legal costs resulting from the sale of the oil and gas properties. Upon resolution of the XPLOR Energy litigation and regulatory matters, no significant activities are expected related to these discontinued operations.

The revenues and net income before income tax associated with our discontinued oil and gas operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues and other:
Oil and gas operations	$—	$—	$—	$—
Oil and gas processing and handling income	—	—	—	—
Total revenues from discontinued operations	$—	$—	$—	$—

Loss from discontinued operations before taxes	$(161)	$(43)	$(271)	$(220)

We recognized a gain of $13 thousand and a loss of $69 thousand on the 2011 disposal of our Gulf Coast oil and gas properties during the three months and six months ended June 30, 2012, respectively, as a result of decreases in actual retained plugging and abandonment costs over estimates at December 31, 2011. No additional losses were recognized on this disposal in the first six months of 2013.

(9)	SEGMENT INFORMATION

Our reportable segments, which consist of BWI and HBI, are aligned around our energy assets which are managed separately. We have included activity of our parent company, HKN, in our disclosure to reconcile to our consolidated operating loss and total assets. HKN, which includes our investment in Global, performs general corporate activities such as corporate reporting and governance, financing, management and growth of current operations and the evaluation of new investment opportunities. Our accounting policies for each of our operating segments are the same as those for our consolidated condensed financial statements. Intersegment interest income and intersegment expenses between our parent company and BWI or HBI have been eliminated in consolidation. There were no intersegment sales or transfers for the periods presented.

Our BWI segment owns a patented oilfield emulsion breaking technology. This is a continuous process technology that can purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids, thereby reducing the environmental impact and operating costs of the disposition of residual fuels and waste materials while recovering valuable oil. See Note 2 – “BriteWater International, Inc.” for further discussion.

Our HBI segment holds non-operated working interests in properties strategically located in the Bakken and Niobrara shale oil plays. See Note 3 – “HKN Bakken, Inc.” for further discussion.

Our financial information, expressed in thousands, for each of our operating segments for the three and six months ended June 30, 2013 and 2012 is as follows:

	For the Three Months Ended June 30, 2013

	HKN	BWI	HBI	Eliminations	Consolidated

Oil and gas revenues	$—	$—	$266	$—	$266
Oil and gas expenses	—	—	(36)	—	(36)
Selling, general and administrative expenses	(566)	(185)	(4)	—	(755)
Depreciation, depletion and amortization	(9)	(56)	(69)	—	(134)
Interest and other expenses	—	(141)	(2)	143	—
Interest and other income - related parties	729	—	—	(143)	586
Interest and other income	4	—	—	—	4
Segment income (loss) from continuing operations	$158	$(382)	$155	$—	$(69)
Capital Expenditures	$1	$837	$104	$—	$942
Total Assets	$52,326	$12,613	$4,447	$(8,468)	$60,918

	For the Three Months Ended June 30, 2012

	HKN	BWI	HBI	Eliminations	Consolidated

Revenues	$—	$—	$—	$—	$—
Selling, general and administrative expenses	(731)	(379)	—	—	(1,110)
Depreciation, depletion and amortization	(13)	(54)	—	—	(67)
Interest and other expenses	—	(72)	—	72	—
Interest and other income - related parties	550	—	—	(72)	478
Interest and other income	9	—	—	—	9
Income tax benefit	73	—	—	—	73
Segment loss from continuing operations	$(112)	$(505)	$—	$—	$(617)
Capital Expenditures	$2	$305	$—	$—	$307
Total Assets	$67,805	$9,457	$—	$(9,669)	$67,593

	For the Six Months Ended June 30, 2013

	HKN	BWI	HBI	Eliminations	Consolidated

Oil and gas revenues	$—	$—	$514	$—	$514
Oil and gas expenses	—	—	(66)	—	(66)
Selling, general and administrative expenses	(1,228)	(324)	(96)	—	(1,648)
Depreciation, depletion and amortization	(22)	(110)	(212)	—	(344)
Interest and other expenses	—	(262)	(2)	264	—
Interest and other income - related parties	1,509	—	—	(264)	1,245
Interest and other income	38	(1)	—	—	37
Segment income (loss) from continuing operations	$297	$(697)	$138	$—	$(262)
Capital Expenditures	$52	$1,650	$274	$—	$1,976
Total Assets	$52,326	$12,613	$4,447	$(8,468)	$60,918

	For the Six Months Ended June 30, 2012

	HKN	BWI	HBI	Eliminations	Consolidated

Revenues	$—	$—	$—	$—	$—
Selling, general and administrative expenses	(1,549)	(751)	—	—	(2,300)
Depreciation, depletion and amortization	(19)	(108)	—	—	(127)
Interest and other expenses	—	(121)	—	121	—
Interest and other income - related parties	961	—	—	(121)	840
Interest and other income	21	—	—	—	21
Income tax benefit	78	—	—	—	78
Segment loss from continuing operations	$(508)	$(980)	$—	$—	$(1,488)
Capital Expenditures	$5	$500	$—	$—	$505
Total Assets	$67,805	$9,457	$—	$(9,669)	$67,593

(10)	STOCKHOLDERS’ EQUITY

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

No changes in the number of preferred shares occurred during the six months ended June 30, 2013. The changes in the number of common and treasury shares held during the six months ended June 30, 2013 are as follows:

	Number of Shares
Description	Preferred G1	Preferred G2	Common	Treasury

Balance as of December 31, 2012	1,000	1,000	435,328	—
Shares issued for preferred stock dividends	—	—	2	—
Treasury stock repurchase	—	—	—	33,389
Treasury stock retirements	—	—	(33,389)	(33,389)
Balance as of June 30, 2013	1,000	1,000	401,941	—

Treasury Stock – At June 30, 2013 and December 31, 2012, we held no shares of treasury stock. In January 2013, we announced that our Board of Directors authorized the cancellation of our amended September 2005 stock repurchase plan and authorized a new stock repurchase program which allows us to buy back up to 45 thousand shares of our common stock. During the six months ended June 30, 2013, we purchased and retired approximately 33 thousand shares of our common stock in privately negotiated transactions for approximately $3 million. As of June 30, 2013, approximately 12 thousand shares remained available for repurchase under our repurchase program.

Additional Paid in Capital – Additional paid in capital decreased by approximately $3 million during the six month period ended June 30, 2013 primarily due to the purchase and retirement of our common stock and BWI stock compensation.

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

Awards under the BWI Plan are granted in the form of nonqualified stock options.  The Committee also has complete and absolute authority to set the terms, conditions and provisions of each award, including the size of the award, the exercise or base price, the vesting and exercisability schedule (including provisions regarding acceleration of vesting and exercisability) and termination, cancellation and forfeiture provisions, subject to limitations on the exercise price and term under the BWI Plan.  In particular, the exercise price for a stock option granted under the BWI Plan may not be less than 100% of the fair market value of the stock on the award date, and no stock option granted under the BWI Plan may expire more than ten years after the award date.

In April 2012, 40 thousand options were granted to BWI officers and directors with an exercise price of $14.50 per share of BWI common stock and a vesting period of three years, with one third of the options vesting on the first, second and third anniversaries of the grant date. Approximately 9 thousand options were exercisable at June 30, 2013. The grant date fair value of the stock of $14.50 per share was based on an independent third-party valuation. This valuation used the income approach method based on a discounted forecasted cash flow analysis.

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

We are also required to estimate forfeitures at the time of grant, and to revise those estimates in subsequent periods if actual forfeitures differ from our estimates as a cumulative adjustment in the period of revision. Stock compensation is recorded only for those awards that are expected to vest. In the first quarter of 2013, a total of 12 thousand shares were forfeited and an immaterial amount of stock compensation expense was reversed. No additional forfeiture rate was applied during the six months ended June 30, 2013, as no further forfeitures were expected.

Total stock-based compensation recognized within selling, general and administrative expenses in our consolidated condensed statements of operations was $18 thousand and $29 thousand for the three months and $11 thousand and $29 thousand for the six months ended June 30, 2013 and 2012, respectively.

(12)	EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted loss per share for the three and six months ended June 30, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Net Loss Attributed to Common Stock	Weighted- Average Shares	Per Share Loss	Net Loss Attributed to Common Stock	Weighted- Average Shares (3)	Per Share Loss
Basic EPS:
Loss from continuing operations (1)	$(65)		$(0.16)	$(613)		$(1.38)
Loss from discontinued operations	(161)		(0.40)	(30)		(0.07)
Net loss attributed to common stock	$(226)	405	$(0.56)	$(643)	444	$(1.45)
Effect of dilutive securities
Preferred stock (2)	—	—	—	—	—	—
Diluted loss per share	$(226)	405	$(0.56)	$(643)	444	$(1.45)

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Net Loss Attributed to Common Stock	Weighted- Average Shares	Per Share Loss	Net Loss Attributed to Common Stock	Weighted- Average Shares (3)	Per Share Loss
Basic EPS:
Loss from continuing operations (4)	$(262)		$(0.64)	$(1,488)		$(3.29)
Loss from discontinued operations	(271)		(0.65)	(289)		(0.64)
Net loss attributed to common stock	$(533)	414	$(1.29)	$(1,777)	453	$(3.93)
Effect of dilutive securities
Preferred stock (5)	—	—	—	—	—	—
Diluted loss per share	$(533)	414	$(1.29)	$(1,777)	453	$(3.93)

 __________________________

(1)	Includes accrual of dividends, net of the gain on dividends paid with common shares, related to preferred stock for the three months ended June 30, 2013 and 2012 of $4 thousand.

(2)	Includes 11 shares of our common stock related to our Series G1 preferred and Series G2 preferred stock for the three months ended June 30, 2013 and 2012, respectively. These shares were issuable upon their conversion in the period presented and were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

(3)	Retroactively reflects the effect of a one-for-forty reverse stock split effective October 30, 2012 (see Note 10 – “Stockholders’ Equity”).

(4)	Includes accrual of dividends, net of the gain on dividends paid with common shares, related to preferred stock for the six months ended June 30, 2013 and 2012.

(5)	Includes 23 shares of our common stock related to our Series G1 preferred and Series G2 preferred stock for the six months ended June 30, 2013 and 2012, respectively. These shares were issuable upon their conversion in the period presented and were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

(13)	CONTINGENCIES

XPLOR Energy Litigation – Pursuant to a Purchase and Sale Agreement (“PSA”) dated as of November 17, 2011 between our subsidiary XPLOR Energy SPV-I, Inc. (“XPLOR”) and Texas Petroleum Investment Company (“TPIC”), XPLOR sold to TPIC its oil and gas production assets and related operations at its Main Pass 35 field.  The closing of the transaction occurred on November 17, 2011 but was effective as of October 1, 2011.  On November 21, 2011, TPIC informed XPLOR that they had discovered defects in the salt water disposal system at Main Pass resulting in a salt water spill in the Gulf of Mexico, which had been reported to regulatory authorities.

TPIC has filed a lawsuit against XPLOR in the 236th Judicial District Court, Tarrant County, Texas. The case is styled: Texas Petroleum Investment Company vs. XPLOR Energy SPV-1, Inc., Richard Cottle, Sarah Gasch, and John Hewitt. In the lawsuit, TPIC has asserted claims of fraud, fraudulent inducement, negligent misrepresentation, and indemnity related to its purchase of a production platform and associated assets from XPLOR. TPIC’s claims focus on alleged salt water system defects, related repairs to the facilities, and purported representations regarding the condition of the platform and associated assets. TPIC is seeking an unstated amount of alleged actual and exemplary damages as well as costs and fees. Although litigation is inherently uncertain, based upon the information known to date, we do not believe TPIC’s claims have merit. Accordingly, as of June 30, 2013, we did not record a contingency related to TPIC’s allegations as we do not currently believe that it is probable that HKN or XPLOR would be responsible for the costs, fees and damages allegedly incurred by TPIC as a result of its claims, the salt water disposal issues, or third party or governmental claims, if any, resulting therefrom.  We intend to vigorously defend any assertions related to the above lawsuit.  Based upon information known to date, the range of estimated loss if TPIC were to prevail on its claims is currently estimated not to exceed $2.5 million in damages, costs, and fees.

BWI Contingencies - See Note 2 – “BriteWater International, Inc.” for further discussion of BWI contingencies.

Main Pass Environmental Investigations – In January 2013, we were notified by the Louisiana Department of Environmental Quality (“LDEQ”) of an investigation and potential penalty related to the TPIC allegations of improper salt water disposal at the Main Pass 35 field previously owned by our subsidiary XPLOR Energy SPV-I, Inc. At the time of filing this report on Form 10-Q, the LDEQ had not completed its investigation. In March 2013, we were advised that the U.S. Environmental Protection Agency was undertaking a criminal investigation of the salt water disposal incident. We are not aware of any damage to or spill from the salt water disposal system prior to TPIC’s ownership; accordingly, as of June 30, 2013, we did not record a contingency related to these investigations.

Point Au Fer Lawsuit – During the second quarter 2013, we learned HKN, Inc. was named in a lawsuit filed in the 32nd Judicial District Court for the Parish of Terrebonne, Louisiana by Point Au Fer, L.L.C., and The Roman Catholic Church of the Archdiocese of New Orleans.  The case is styled: Point Au Fer, L.L.C., and The Roman Catholic Church of the  Archdiocese of New Orleans v. ExxonMobil Oil Corporation, et al, No. 169160. In the lawsuit, the plaintiffs have alleged that real property they own in Terrebonne Parish has been environmentally damaged as a result of oil and gas exploration activities of twenty different defendants.  The plaintiffs seek damages for testing and remediation of the property, property stigma, loss of use of land and lost profits, civil fruits for defendants trespass, land loss and subsidence, punitive or exemplary damages and attorney’s fees. Per Louisiana law, no actual dollar amount of damages has been alleged in the Petition. With specific regard to HKN, Inc., out of over one hundred wells identified in the Petition, HKN, Inc. only drilled one well, the MA Smythe Nelson #1, which was a dry hole. The MA Smythe Nelson #1 was drilled on June 2, 1980 and plugged and abandoned on July 12, 1980.  We have and intend to continue to vigorously defend any assertions related to the above lawsuit. Due to the inherent uncertainties of the lawsuit at this time, we cannot accurately predict the ultimate outcome of the matter. Accordingly, at June 30, 2013, we did not record a contingency related to this matter.

Point a la Hache Lawsuit – During the second quarter 2013, we learned Xplor Energy Operating Company and Xplor Energy SPV-1, Inc. were named in a lawsuit filed in the 25th Judicial District Court for the Parish of Plaquemines, Louisiana. The case is styled: Catherine P. Alford et al. v. BP America Production Company, et al., Docket No. 60-479. In the lawsuit, eight plaintiffs have sued 25 defendants, alleging that they own and/or use a certain 4,480 acres located in the Pointe a la Hache oil and gas field.  Plaintiffs further allege that the property has been contaminated or otherwise damaged by oil and gas exploration and production activities.  Per Louisiana law, no actual dollar amount of damages has been alleged in the Petition. Responsive pleadings are due on August 21, 2013, but it is customary that this will be extended.  Investigation of the underlying factual background is in the preliminary stages but we intend to vigorously defend any assertions related to the above lawsuit. Due to the inherent uncertainties of the lawsuit at this time, we cannot accurately predict the ultimate outcome of the matter.  Accordingly, at June 30, 2013, we did not record a contingency related to this matter.

Louisiana Limited Scope Audit – In April 2012, we received notice from the State of Louisiana’s Department of Revenue that our discontinued oil and gas subsidiary, XPLOR Energy Operating Company, was the subject of a limited scope sales tax audit focused on the company’s on-site use and consumption of lease gas in connection with its lease, gathering and pipeline operations from January 1, 2006 through June 30, 2009. The Louisiana Department of Revenue issued a preliminary assessment, or “Notice of Proposed Tax Due,” preliminarily assessing sales tax of $194 thousand and related penalties and interest of $139 thousand, resulting in a total assessment of $333 thousand. In July 2012, we filed an audit protest with the Louisiana Department of Revenue challenging the preliminary assessment, as we do not agree with the legal basis of the assessment or the methodology in which the taxes were calculated and plan to vigorously defend our position. Due to the inherent uncertainties of the audit protest and preliminary assessment, we cannot accurately predict the ultimate outcome of the matter. Accordingly, at June 30, 2013, we did not record a contingency related to this matter. In the event of a negative outcome, the potential loss related to the audit and preliminary assessment is currently estimated not to exceed $333 thousand.

(14)	RELATED PARTY TRANSACTIONS

Our related party transactions at June 30, 2013 include our $17 million note receivable from Global. Our CEO, Mikel Faulkner, serves as Chairman of Global. Please see Note 5 - “Notes Receivable – Related Party” for additional information on our note receivable from Global.

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

BUSINESS OVERVIEW

Our business strategy is focused on enhancing value for our shareholders through the development of a well-balanced portfolio of assets in the energy industry. Currently, the majority of the value of our assets is derived from our wholly-owned subsidiaries, BriteWater International, Inc. (“BWI”) and HKN Bakken, Inc. (“HBI”), our investment in publicly-traded ordinary shares of Global Energy Development PLC (“Global”) and our note receivable extended to Global. We consider these assets to be strategic for us, and our objective in 2013 is to build the value of our portfolio of assets through:

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

BriteWater International, Inc.

BWI owns a patented oilfield emulsion breaking technology. This is a continuous process technology that can purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids, thereby reducing the environmental impact and disposal costs of these waste materials while recovering valuable oil. This technology has been successfully tested in multiple refineries as well as in a demonstration in Prudhoe Bay, Alaska, all of which confirmed the effectiveness of the emulsion breaking technology to recover valuable hydrocarbons and reduce wastes. BWI has completed the design of standardized modules which can be used for both upstream and downstream applications in the oil and gas industry, including processing oilfield and refinery emulsions to recover valuable oil and oil spill remediation.

BWI’s wholly-owned subsidiary, Arctic Star Alaska, Inc. (“Arctic Star”), is currently in the process of constructing a mobile waste processing plant which will be located on the North Slope of Alaska. Arctic Star and BWI currently hold contracts which grant Arctic Star the right of first refusal for oilfield waste generated in certain fields on the North Slope and expect to enter into additional feedstock supply agreements and crude sales contracts during 2013. All long-lead time equipment for the plant was ordered during the first half of 2013 and construction began during the second quarter of 2013. Construction and installation of the plant is anticipated to be completed during the fourth quarter of 2013, at which point commissioning will begin. Arctic Star has identified a location on the Alaska North Slope on which it will locate its plant and is currently in final negotiations to secure this lease.

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

We invested in these assets because we believe they represent significant near-term growth potential and align well with our long term investment goals. As HBI, we plan to invest on a non-operated basis in all phases of the oil and gas business including the acquisition of oil and gas leases, fee mineral interests, overriding royalty interests, participating and non-participating royalty interests and production payments, and participating in the drilling, completion, operation and maintenance of oil and gas wells. Prior to its dissolution, we accounted for Gerrity Oil under proportionate consolidation rules pursuant to which our 50% portion of the assets, liabilities and results of operations of Gerrity Oil are included in our consolidated financial statements as of December 31, 2012. Effective January 1, 2013, we began consolidating 100% of HBI. Due to the fact that we followed the proportionate consolidation rules for Gerrity Oil and our ownership interests in the underlying assets have not changed, these events did not affect our consolidated condensed balance sheets or consolidated condensed statements of operations (see Note 3 – “HKN Bakken, Inc.”).

Our domestic reserve estimates at December 31, 2012 consisted of only a portion of our producing properties representing 81% of all our 2012 production. No nonproducing or undeveloped locations were evaluated and were not included in this reserve report.  During the second quarter 2013, in connection with the finalization of our purchase price allocation of Gerrity Oil (See Note 3- “HKN Bakken, Inc.”), we obtained a third party reserve valuation for all our proved reserves as of April 1, 2013. This report resulted in an overall increase of proved reserves of approximately 180 thousand bbls and 373 thousand mcfs. This consisted of an increase to our proved developed reserves of approximately 34 thousand bbls and 109 thousand mcfs, and an increase to our proved undeveloped reserves of approximately 146 thousand bbls and 264 thousand mcfs. Of our total proved oil and gas reserves approximately 98% are concentrated in the Bakken formation in North Dakota.

International Energy Investment – Global Energy Development PLC

At June 30, 2013, we held an investment in Global through our ownership of approximately 34% of Global’s ordinary shares and a $15 million note receivable. Global is a petroleum exploration and production company focused on Latin America. Global’s shares are traded on the Alternative Investment Market (“AIM”), a market operated by the London Stock Exchange. In addition to financing opportunities, we continue to monitor our investment in Global in order to identify opportunities for divesting of shares or making additional investments in the company.

Ordinary Shares - We account for our ownership of Global shares as an available for sale investment. At June 30, 2013 and December 31, 2012, our investment in Global was equal to the market value of Global’s ordinary shares as follows (in thousands, except for closing price and exchange rate amounts):

	June 30, 2013	December 31, 2012

Shares of Global Stock Held by HKN	12,357	12,357

Closing Price of Global Stock	£0.74	£1.18

Foreign Currency Exchange Rate	1.5211	1.6259

Market Value of Investment in Global	$13,909	$23,607

The foreign currency translation adjustment of approximately $1.3 million and the unrealized loss on investment of $8.4 million for the changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the six months ended June 30, 2013.

Global’s asset base and financial information continue to be strong; therefore we intend to hold our shares of Global until we believe the market price more accurately reflects the value of its operations and asset base.

2013 Note Receivable - In March 2013, we entered into a new loan agreement (the “Global 2013 Note”) with Global to refinance the outstanding $5 million Global Note Receivable and the $12 million Global Loan into one $17 million note. The Global 2013 Note extended the maturity date to June 15, 2015 and increased the interest rate from 12.5% to 12.75%. Principal payments are required quarterly and began on March 31, 2013. During the six months ended June 30, 2013, we have received $2 million in principal payments from Global. Accrued interest on the outstanding principal balance is due on each quarterly principal payment date. During the three and six months ended June 30, 2013, we have received $525 thousand and approximately $1.1 million, respectively, in interest payments from Global. Payment of the Global 2013 Note is guaranteed by Global’s principal operating subsidiary. In connection with the new loan agreement, Global paid us a transaction fee of $340 thousand, of which $274 thousand was deferred and presented net of our long term notes receivable at June 30, 2013. The remaining deferred transaction fee will be recognized over the life of the loan.

RECENT DEVELOPMENTS

The divestiture of our Gulf Coast oil and gas properties has given us the opportunity to redeploy capital into other areas of the oil and gas industry which may generate greater value for our shareholders while bearing significantly lower operational and regulatory risks. Throughout the second quarter 2013, we continued to invest in our emulsions-breaking technology through BWI and the construction of the Arctic Star plant, to invest in the Bakken shale play through HBI and to support our investments in Global.

Continued Investment in BWI

During the six months ended June 30, 2013, BWI invested approximately $2 million in its initial project to commercialize its emulsions-breaking technology. Arctic Star has completed the detailed engineering and design for a mobile waste processing plant to be located on the North Slope of Alaska and is currently focused on constructing this plant. Arctic Star and BWI currently hold contracts which grant them the right of first refusal for oilfield waste generated in certain fields on the North Slope and expect to enter into additional feedstock supply agreements and a crude sales agreement during 2013. All long-lead time equipment for the plant was ordered during the first half of 2013 and construction began during the second quarter of 2013.

Continued Investment in HBI

We continue to invest in HBI, on a non-operated basis, in all phases of the oil and gas business, including the acquisition of oil and gas leases, fee mineral interests, overriding royalty interests, participating and non-participating royalty interests and production payments, and participating in the drilling, completion, operation and maintenance of oil and gas wells. In the first six months of 2013 we invested $274 thousand on drilling and completion costs.

Continued Support of our Investment in Global

In March 2013, we entered into a new loan agreement with Global to refinance the outstanding $17 million of notes receivable. In connection with the new loan agreement, Global paid us a transaction fee of $340 thousand, of which $274 thousand was deferred and presented net of our long term notes receivable at June 30, 2013.

Other Matters

Share Repurchases

During the six months ended June 30, 2013, we repurchased approximately 33 thousand shares of our common stock for a total of approximately $3 million.

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

We review our investment in Global semi-annually or more often if any indicators of impairment become known. We continuously monitor macroeconomic indicators and track Global’s stock price volatility for any downward trends in the market. We also review public financial information including Global’s issued financial statements, investor presentations, as well as financial analysts’ reviews and recommendations for any indicators of an other than temporary impairment in our carrying value. Additionally, we monitor public reports regarding the reserves in Colombia’s Middle Magdalena basin in which Global operates. In addition to these external indicators, we also assess internally our ability and intent to hold our investment in Global should the fair value drop below our cost. Any resulting other than temporary impairment would be immediately recognized in earnings. We have not recognized any impairment losses for the six months ended June 30, 2013 and 2012. We currently have a cumulative unrealized gain position on our investment in Global of $3.6 million.

Oil and Gas Properties – We use the successful efforts method of accounting for our HKN Bakken, Inc. oil and gas activities. The significant principles for this method are:

  Geological and geophysical evaluation costs are expensed as incurred;
  Costs incurred to drill and equip all successful wells are capitalized;
  Dry holes for exploratory wells are expensed;
  Dry holes for development wells are capitalized;
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

RECENT ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements – In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02 on reporting amounts reclassified out of accumulated other comprehensive income. The update to this standard will require us to report the effect of any significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified to net income. For other amounts that are not required to be reclassified to net income in the same reporting period, it requires a cross-reference to other required disclosures that provide additional detail about those amounts. This standard was effective for us starting with our first quarter interim reporting on Form 10-Q as of March 31, 2013. We currently do not have any reclassifications out of accumulated other comprehensive income into net income.

RESULTS OF OPERATIONS

The following is our discussion and analysis of significant components of our operations which have affected our operating results and balance sheet during the three and six months ended June 30, 2013 and 2012 included in the accompanying consolidated condensed financial statements.

Results of Operations for the Quarterly Periods Ended June 30, 2013 Compared to June 30, 2012

Our loss from continuing operations decreased approximately 89% from $617 thousand in the second quarter 2012 to $69 thousand for the second quarter 2013. The decrease was primarily due to oil and gas revenues from our investment in HBI, increased interest income from our related party notes receivable as a result of note restructurings that occurred during 2012 and 2013, and decreased general and administrative costs.

Oil and Gas Revenues and Expenses

Oil revenues were $242 thousand or 91% of our total revenues for the second quarter 2013. We realized an average oil price of $91.77 per barrel during the period. Oil production for the period was approximately 3 thousand bbls, approximately 81% of which came from our non-operated properties located in the Bakken.

Gas revenues were $24 thousand or 9% of our total revenues for the second quarter 2013. We realized an average gas price of $8.97 per mcf during the period. This average price is mainly a result of natural gas produced in the Bakken formation having a higher dollar value than other natural gas production areas due to its higher natural gas liquids content. Gas production for the period was approximately 3 thousand mcf, approximately 71% of which came from our non-operated properties located in the Bakken.

Assuming stable oil and gas pricing, future revenues from HBI are expected to increase as additional wells are drilled and begin producing.

Oil and gas operating expenses for the three months ended June 30, 2013 were $36 thousand. Oil and gas operating expenses are expected to increase as new wells are drilled in the near term.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased approximately 32% from $1.1 million for the second quarter 2012 to $755 thousand for the second quarter 2013 primarily due to cost saving measures at our corporate offices and increased capitalization of personnel and other general and administrative costs at BWI as BWI concentrated its efforts on construction of the Arctic Star plant to commercialize the BWI technology during 2013. We anticipate that our selling, general and administrative expenses may increase in future periods as we dedicate additional resources to the marketing efforts of BWI and new acquisitions. However, we continue to monitor and minimize our controllable costs.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased approximately 100% for the second quarter 2013 compared to the second quarter 2012, primarily due to depletion of the oil and gas properties of HBI. Depreciation, depletion and amortization expenses are expected to increase in the near term as new wells are drilled and begin producing.

Interest and Other Income

Interest and other income increased approximately 21% from $487 thousand in the second quarter 2012 to $590 thousand in the second quarter 2013, primarily as a result of the increased related party interest and the recognition of unamortized origination fees on our new Global 2013 Note.

Income Tax Benefit

We did not recognize any income tax expense or benefit in the second quarter 2013. We recognized an income tax benefit of $73 thousand in the second quarter of 2012 due to the gain realized upon the settlement of the IRS contingency. The estimated contingency recorded of $225 thousand was settled in April 2012 for $152 thousand, resulting in the income tax benefit.

Loss from Discontinued Operations

Our loss from discontinued operations increased from $43 thousand in the second quarter 2012 to $161 thousand in the second quarter 2013. We continued to incur additional legal costs related to the sold oil and gas properties during the second quarter 2013 and the second quarter 2012.

Gain on Disposal of Discontinued Operations

We did not recognize any gain or loss on disposal of discontinued operations in the second quarter 2013. We recognized a slight gain on the 2011 disposal of our Gulf Coast oil and gas properties of $13 thousand during the second quarter 2012 as a result of decreases in previous estimates for retained plugging and abandonment costs.

Results of Operations for the Six Months Ended June 30, 2013 Compared to June 30, 2012

Our loss from continuing operations decreased approximately 82% from $1.5 million in the first six months of 2012 to $262 thousand for the first six months of 2013. The decrease was due to oil and gas revenues from our investment in HBI, increased interest income from our related party notes receivable as a result of note restructurings that occurred during 2012 and 2013, and decreased general and administrative costs.

Oil and Gas Revenues and Expenses

Oil revenues were $469 thousand, or 91% of our total revenues for the six months ended June 30, 2013. We realized an average oil price of $91.73 per barrel during the period. Oil production for the period was approximately 5 thousand bbls, approximately 79% of which came from our non-operated properties located in the Bakken.

Gas revenues were $45 thousand, or 9% of our total revenues for the six months ended June 30, 2013. We realized an average gas price of $7.19 per mcf during the period. This average price is mainly a result of natural gas produced in the Bakken formation having a higher dollar value than other natural gas production areas due to its higher natural gas liquids content. Gas production for the period was approximately 6 thousand mcf, approximately 50% of which came from our non-operated properties located in the Bakken.

Assuming stable oil and gas pricing, future revenues from HBI are expected to increase as additional wells are drilled and begin producing.

Oil and gas operating expenses for the six months ended June 30, 2013 were $66 thousand. Oil and gas operating expenses are expected to increase as new wells are drilled in the near term.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased approximately 28% from $2.3 million for the first six months of 2012 to $1.6 million for the first six months of 2013 primarily due to cost saving measures at our corporate offices and increased capitalization of personnel and other general and administrative costs at BWI as BWI concentrated its efforts on construction of the Arctic Star plant to commercialize the BWI technology during 2013. We anticipate that our selling, general and administrative expenses may increase in future periods as we dedicate additional resources to the marketing efforts of BWI and new acquisitions. However, we continue to monitor and minimize our controllable costs.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased approximately 171% for the first six months of 2013 compared to the first six months of 2012, primarily due to depletion of the oil and gas properties of HBI. Depreciation, depletion and amortization expenses are expected to increase in the near term as new wells are drilled and begin producing.

Interest and Other Income

Interest and other income increased approximately 49% from $861 thousand in the first six months of 2012 to $1.3 million in the first six months of 2013, primarily as a result of the increased related party interest and the recognition of unamortized origination fees on our new Global 2013 Note. Additionally, we recognized $86 thousand in unamortized origination fees related to our old Global notes as a result of entering into our new Global 2013 Note in the first quarter 2013.

Income Tax Benefit

We did not recognize any income tax expense or benefit in the first six months of 2013. We recognized an income tax benefit of $78 thousand in the first six months of 2012 primarily due to the $73 thousand gain realized upon the settlement of the IRS contingency. The estimated contingency recorded of $225 thousand was settled in April 2012 for $152 thousand, resulting in an income tax benefit.

Loss from Discontinued Operations

Our loss from discontinued operations increased from $220 thousand in the first six months of 2012 to $271 thousand in the first six months of 2013. We continue to incur additional legal costs related to the sale of the oil and gas properties during the six months ended June 30, 2013. In the first six months of 2012 we incurred legal costs and bad debt expense on a potentially uncollectible oil and gas receivable account.

Loss on Disposal of Discontinued Operations

We did not recognize any gain or loss on disposal of discontinued operations in the first six months of 2013. We recognized an additional loss on the 2011 disposal of our Gulf Coast oil and gas properties of $69 thousand in the first six months of 2012 as a result of additional purchase price adjustments related to capital expenditures which were incurred prior to the effective date of the sales as well as retained plugging and abandonment costs.

LIQUIDITY AND CAPITAL STRUCTURE

Financial Condition

	June 30,	December 31,
(Thousands of dollars)	2013	2012
Current ratio	18.91 to 1	26.35 to 1
Working capital (1)	$15,721	$19,035
Total debt	$—	$—
Total cash less debt	$15,689	$19,286
Total stockholders' equity	$59,238	$72,422
Total liabilities to equity	0.03 to 1	0.02 to 1
(1) Working capital is the difference between current assets and current liabilities.

Cash on hand was primarily generated from proceeds from our oil and gas property divestitures during 2011, along with a rights offering to our stockholders completed in April 2011. The decrease in our working capital as of June 30, 2013 as compared to December 31, 2012 is primarily due to the repurchase of approximately 33 thousand shares of treasury stock for approximately $3 million and approximately $2 million for capital expenditures, offset by principal payments of $2 million on the Global 2013 Note receivable.

We used approximately $2 million for capital expenditures during the first six months of 2013, $1.6 million of which were for Arctic Star plant construction as well as personnel and other general and administrative costs that are directly related to the Arctic Star plant currently under development and $274 thousand for lease acquisition, drilling and completion costs for HBI. We anticipate the Arctic Star plant will cost a total of approximately $11 million to complete the construction and commissioning, of which $3.5 million has been spent through June 30, 2013.

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

Capital Structure

At June 30, 2013, if our remaining convertible preferred stock were converted we would be required to issue the following amounts of our common stock:

		Shares of Common
		Stock Issuable at
Instrument	Conversion Price (1)	June 30, 2013

Series G1 Preferred	$11,200	8
Series G2 Preferred	$2,688	37
Common Stock Potentially Issued Upon Conversion		45

(1) Certain conversion prices are subject to adjustment under certain circumstances.

Significant Ownership of our Stock

As of June 30, 2013, Brean Murray Carret Group Inc. (“Brean”) beneficially owned approximately 66% of the combined voting power of our outstanding common stock. This entity is beneficially owned by Wayne Quasha through the AQ, JQ and WQ Trusts. Mr. Alan Quasha, Chairman of the Board of Directors of HKN, is the brother of Wayne Quasha, who is deemed the beneficial owner of Brean, but Mr. Alan Quasha disclaims any beneficial ownership of these shares. Brean is in a position to exercise significant influence over the election of our Board of Directors and other matters.

Cash Flows

Net cash used by operating activities during the six months ended June 30, 2013 was $1 million, as compared to $3.2 million in the prior year period. Net cash used by continuing operations decreased from $2.5 million to $943 thousand. This decrease was primarily as a result of a $1.2 million decrease in net loss. Cash used by discontinued operations decreased from $781 thousand in the prior year period to $105 thousand in the first six months of 2013.

Net cash provided by investing activities during the six months ended June 30, 2013 was $417 thousand, as compared to cash used of $12.5 million in the prior year period. This decrease in cash used was primarily the result of $11.8 million of net cash used to fund the Global Loan during the first quarter 2012.

We used cash for financing activities of approximately $3 million and $2.9 million during the six months ended June 30, 2013 and 2012, respectively, for treasury stock repurchases.

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

TPIC has filed a lawsuit against XPLOR in the 236th Judicial District Court, Tarrant County, Texas. The case is styled: Texas Petroleum Investment Company vs. XPLOR Energy SPV-1, Inc., Richard Cottle, Sarah Gasch, and John Hewitt. In the lawsuit, TPIC has asserted claims of fraud, fraudulent inducement, negligent misrepresentation, and indemnity related to its purchase of a production platform and associated assets from XPLOR. TPIC’s claims focus on alleged salt water system defects, related repairs to the facilities, and purported representations regarding the condition of the platform and associated assets. TPIC is seeking an unstated amount of alleged actual and exemplary damages as well as costs and fees. Although litigation is inherently uncertain, based upon the information known to date, we do not believe TPIC’s claims have merit. Accordingly, as of June 30, 2013, we did not record a contingency related to TPIC’s allegations as we do not currently believe that it is probable that HKN or XPLOR would be responsible for the costs, fees and damages allegedly incurred by TPIC as a result of its claims, the salt water disposal issues, or third party or governmental claims, if any, resulting therefrom.  We intend to vigorously defend any assertions related to the above lawsuit.  Based upon information known to date, the range of estimated loss if TPIC were to prevail on its claims is currently estimated not to exceed $2.5 million in damages, costs, and fees.

Main Pass Environmental Investigations – In January 2013, we were notified by the Louisiana Department of Environmental Quality (“LDEQ”) of an investigation and potential penalty related to the TPIC allegations of improper salt water disposal at the Main Pass 35 field previously owned by our subsidiary XPLOR Energy SPV-I, Inc. At the time of filing this report on Form 10-Q, the LDEQ had not completed its investigation. In March 2013, we were advised that the U.S. Environmental Protection Agency was undertaking a criminal investigation of the salt water disposal incident. We are not aware of any damage to or spill from the salt water disposal system prior to TPIC’s ownership; accordingly, as of June 30, 2013, we did not record a contingency related to these investigations.

Point Au Fer Lawsuit – During the second quarter 2013, we learned HKN, Inc. was named in a lawsuit filed in the 32nd Judicial District Court for the Parish of Terrebonne, Louisiana by Point Au Fer, L.L.C., and The Roman Catholic Church of the Archdiocese of New Orleans.  The case is styled: Point Au Fer, L.L.C., and The Roman Catholic Church of the  Archdiocese of New Orleans v. ExxonMobil Oil Corporation, et al, No. 169160. In the lawsuit, the plaintiffs have alleged that real property they own in Terrebonne Parish has been environmentally damaged as a result of oil and gas exploration activities of twenty different defendants.  The plaintiffs seek damages for testing and remediation of the property, property stigma, loss of use of land and lost profits, civil fruits for defendants trespass, land loss and subsidence, punitive or exemplary damages and attorney’s fees. Per Louisiana law, no actual dollar amount of damages has been alleged in the Petition. With specific regard to HKN, Inc., out of over one hundred wells identified in the Petition, HKN, Inc. only drilled one well, the MA Smythe Nelson #1, which was a dry hole. The MA Smythe Nelson #1 was drilled on June 2, 1980 and plugged and abandoned on July 12, 1980.  We have and intend to continue to vigorously defend any assertions related to the above lawsuit. Due to the inherent uncertainties of the lawsuit at this time, we cannot accurately predict the ultimate outcome of the matter. Accordingly, at June 30, 2013, we did not record a contingency related to this matter.

Point a la Hache Lawsuit – During the second quarter 2013, we learned Xplor Energy Operating Company and Xplor Energy SPV-1, Inc. were named in a lawsuit filed in the 25th Judicial District Court for the Parish of Plaquemines, Louisiana. The case is styled: Catherine P. Alford et al. v. BP America Production Company, et al., Docket No. 60-479. In the lawsuit, eight plaintiffs have sued 25 defendants, alleging that they own and/or use a certain 4,480 acres located in the Pointe a la Hache oil and gas field.  Plaintiffs further allege that the property has been contaminated or otherwise damaged by oil and gas exploration and production activities.  Per Louisiana law, no actual dollar amount of damages has been alleged in the Petition. Responsive pleadings are due on August 21, 2013, but it is customary that this will be extended.  Investigation of the underlying factual background is in the preliminary stages but we intend to vigorously defend any assertions related to the above lawsuit. Due to the inherent uncertainties of the lawsuit at this time, we cannot accurately predict the ultimate outcome of the matter.  Accordingly, at June 30, 2013, we did not record a contingency related to this matter.

Louisiana Limited Scope Audit – In April 2012, we received notice from the State of Louisiana’s Department of Revenue that our discontinued oil and gas subsidiary, XPLOR Energy Operating Company, was the subject of a limited scope sales tax audit focused on the company’s on-site use and consumption of lease gas in connection with its lease, gathering and pipeline operations from January 1, 2006 through June 30, 2009. The Louisiana Department of Revenue issued a preliminary assessment, or “Notice of Proposed Tax Due,” preliminarily assessing sales tax of $194 thousand and related penalties and interest of $139 thousand, resulting in a total assessment of $333 thousand. In July 2012, we filed an audit protest with the Louisiana Department of Revenue challenging the preliminary assessment, as we do not agree with the legal basis of the assessment or the methodology in which the taxes were calculated and plan to vigorously defend our position. Due to the inherent uncertainties of the audit protest and preliminary assessment, we cannot accurately predict the ultimate outcome of the matter. Accordingly, at June 30, 2013, we did not record a contingency related to this matter. In the event of a negative outcome, the potential loss related to the audit and preliminary assessment is currently estimated not to exceed $333 thousand.

BWI Contingency –BWI has a contingent liability of $800 thousand related to an obligation which may be payable upon the conclusion of certain performance events related to its weathered lagoon plant. There were no changes to the BWI liability recorded during the six months ended June 30, 2013.

Off-Balance Sheet Arrangements - As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2013, we were not involved in any unconsolidated SPE transactions and we have no off-balance sheet arrangements.

Treasury Stock – At June 30, 2013 and December 31, 2012, we held no shares of treasury stock. In January 2013, we announced that our Board of Directors authorized the cancellation of our September 2005 stock repurchase plan and authorized a new stock repurchase program which allows us to buy back up to 45 thousand shares of our common stock. During the six months ended June 30, 2013, we purchased and retired approximately 33 thousand shares of our common stock in privately negotiated transactions for approximately $3 million. As of June 30, 2013, approximately 12 thousand shares remained available for repurchase under our repurchase program.

Adequacy of Capital Sources and Liquidity

We believe that we will have the ability to provide for our operational needs, our planned capital expenditures and possible investments through projected operating cash flow and cash on hand. Our operating cash flow has been adversely affected by the sale of our oil and gas properties and delays in the development of our HBI oil and gas assets, as well as the fact that BWI has not begun generating revenue. To address this challenge, we continue to minimize our controllable costs and generate low-risk interest income until BWI begins revenue generation. We also continue to seek operating assets which will generate cash from operations such as HBI. We expect to generate increased revenues from HBI as the operators further develop the Niobrara and Bakken shale projects, and we anticipate operating revenues from our BWI segment to begin in early 2014. Should projected operating cash flow not materialize, we may reduce BWI capital expenditures and future investments and/or consider the issuance of debt, equity and convertible debt instruments, if needed, for utilization in planned capital expenditures and new energy-based investment opportunities. All of our HBI and BWI capital expenditures are purely discretionary and may be curtailed or delayed at any time. We may also reduce our ownership interest in our investments through strategic sales.

We had no debt outstanding at June 30, 2013. If we seek to raise other equity or debt financing to fund capital expenditures or other acquisition and development opportunities, those transactions may be affected by the market value of our common stock. If the price of our common stock declines, our ability to utilize our stock either directly or indirectly through convertible instruments for raising capital could be negatively affected. Further, raising additional funds by issuing common stock or other types of equity securities could dilute our existing stockholders, which dilution could be substantial if the price of our common stock decreases. Any securities we issue may have rights, preferences and privileges that are senior to our existing equity securities. Borrowing money may also involve pledging some or all of our assets.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)      The following table provides information about purchases by us during the three months ended June 30, 2013, of our common stock.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

April 1, 2013 through April 30, 2013	11,579	$91.19	—	11,611
May 1, 2013 through May 31, 2013	—	$—	—	11,611
June 1, 2013 through June 30, 2013	—	$—	—	11,611
Total	11,579	$91.19	—	11,611

Item 6. Exhibits

EXHIBIT INDEX

Exhibit

3.1	Amended and Restated Bylaws of HKN, Inc. (filed as Exhibit 3.1 to HKN’s current report on Form 8-K, dated May 1, 2013, File No. 1-10262, and incorporated by reference herein).

*31.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (“S.O. Act”)

*31.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 302 of the S.O. Act

*32.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

*32.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

*101.INS**	XBRL Instance

*101.SCH**	XBRL Taxonomy Extension Schema

*101.CAL**	XBRL Taxonomy Extension Calculation

*101.DEF**	XBRL Taxonomy Extension Definition

*101.LAB**	XBRL Taxonomy Extension Labels

*101.PRE**	XBRL Taxonomy Extension Presentation

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

HKN, Inc.
(Registrant)

Date: August 12, 2013	By: /s/ Sarah B. Gasch
Sarah B. Gasch
Executive Vice President and
Chief Financial Officer

