Form 10-K
period 2013-12-31
HKN, Inc.
filed 2014-03-06
CIK 313478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
Yes [_]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes [_]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [_]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [_]   Accelerated filer [_]   Non-accelerated filer [_]   Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]  No [X]

The aggregate market value of the voting common stock, par value $0.01 per share, held by non affiliates of the Registrant as of June 30, 2013 was approximately $10.7 million. For purposes of the determination of the above stated amount only, all directors, executive officers and 5% or more stockholders of the Registrant are presumed to be affiliates.

The number of shares of common stock, par value $0.01 per share, outstanding as of February 28, 2014 was 397,954.

2

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

BWI’s wholly-owned subsidiary, Arctic Star Alaska, Inc. (“Arctic Star”), is currently in the process of completing the construction of a mobile waste processing plant which will be located on the North Slope of Alaska. Arctic Star currently holds contracts which grant Arctic Star the right of first refusal for oilfield waste generated in certain fields on the North Slope and is currently in negotiations to enter into additional feedstock supply agreements and crude sales contracts. Construction began during the second quarter of 2013 and is anticipated to be completed during the first quarter of 2014, at which time the plant will be shipped to the North Slope. During the first quarter of 2014, Arctic Star executed a lease for a site in Deadhorse, Alaska to install and operate its plant. Installation and commissioning of the plant is anticipated to be completed during the second quarter of 2014.

BWI also has an existing purpose-built plant which was designed to break emulsions found in weathered lagoon pits. Although its primary focus in 2013 was to build its Arctic Star plant, BWI hopes to deploy this plant or parts of the plant once the Arctic Star plant is commissioned in 2014. Should we determine that this plant is not deployable or that only parts of the plant are deployable however, we could incur a write down of the book value of this asset.

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

We invested in these assets because we believe they represent significant near-term growth potential and align well with our long term investment goals. We plan to invest on a non-operated basis in all phases of the oil and gas business including the acquisition of oil and gas leases, fee mineral interests, overriding royalty interests, participating and non-participating royalty interests and production payments, and participating in the drilling, completion, operation and maintenance of oil and gas wells. Prior to its dissolution, we accounted for Gerrity Oil under proportionate consolidation rules pursuant to which our 50% portion of the assets, liabilities and results of operations of Gerrity Oil are included in our consolidated financial statements as of December 31, 2012. Effective January 1, 2013, we began consolidating 100% of HBI. Due to the facts that we followed the proportionate consolidation rules for Gerrity Oil and our ownership interests in the underlying assets have not changed, these events did not affect our consolidated balance sheets or consolidated statements of operations.

Colombian Energy Investment – Global Energy Development PLC

At December 31, 2013 and 2012, we held an investment in Global through our ownership of approximately 35% and 34%, respectively, of Global’s ordinary shares and notes receivable. Global is a petroleum exploration and production company focused on Latin America. Global’s shares are traded on the Alternative Investment Market (“AIM”), a market operated by the London Stock Exchange. In addition to financing opportunities, we continue to monitor our investment in Global in order to identify opportunities for divesting of shares or making additional investments in the company. Global’s asset base and financial information continue to be strong; therefore we intend to hold our shares of Global until we believe the market price more accurately reflects the value of its operations and asset base.

Ordinary Shares - We account for our ownership of Global shares as an available for sale investment. During 2013, we purchased an additional 105 thousand shares of Global for $171 thousand, increasing our ownership from 34.22% to 34.51%. At December 31, 2013 and 2012, our investment in Global was equal to the market value of Global’s ordinary shares as follows (in thousands, except for closing price and exchange rate amounts):

	December 31, 2013	December 31, 2012

Shares of Global Stock Held by HKN	12,462	12,357

Closing Price of Global Stock	£0.94	£1.18

Foreign Currency Exchange Rate	1.6574	1.6259

Market Value of Investment in Global	$19,312	$23,607

The foreign currency translation adjustment of approximately $160 thousand and the unrealized loss on investment of $4.6 million for these changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the year ended December 31, 2013.

2013 Note Receivable - In March 2013, we entered into a new loan agreement (the “Global 2013 Note”) with Global to refinance the outstanding $5 million Global Note Receivable and the $12 million Global Loan into one $17 million note. The Global 2013 Note extended the maturity date to June 15, 2015 and increased the interest rate from 12.5% to 12.75%. Principal payments are required quarterly and began on March 31, 2013. During the year ended December 31, 2013, we received $5 million in principal payments from Global. Accrued interest on the outstanding principal balance is due on each quarterly principal payment date. During the year ended December 31, 2013, we received approximately $2 million in interest payments from Global. Payment of the Global 2013 Note is guaranteed by Global’s principal operating subsidiary. In connection with the new loan agreement, Global paid us a transaction fee of $340 thousand, of which $177 thousand was deferred and presented net of our long term notes receivable at December 31, 2013. The remaining deferred transaction fee will be recognized over the life of the loan.

Oil and Gas Operations

As a result of the 2011 sale of our oil and gas properties as discussed in Note 8 - “Discontinued Operations” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K, any remaining Gulf Coast oil and gas and coalbed methane activities are included as discontinued operations on the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for all periods presented. As of December 31, 2012, we reflected our 50% share related to our proportionately consolidated Gerrity Oil investment that we acquired in the third quarter of 2012, which is accounted for under the successful efforts method of accounting. Following the dissolution of the Gerrity Oil joint venture, effective January 1, 2013, we began consolidating 100% of the oil and gas operations of HBI.

Oil and Gas Development and Production Operations

As of December 31, 2013 and 2012, all of our non-operated oil and gas development and production operations were located in the United States. Upon our initial investment in Gerrity Oil in July 2012, we acquired working interests and royalty interests of approximately 123 and 32 net acres, respectively, in the Bakken region of North Dakota and 14 and 3 net acres, respectively, in the Niobrara Basin region of Colorado, which was comprised of 18 gross producing working interest wells and 5 gross producing royalty interest wells. During 2012, we acquired additional working interests and royalty interests of approximately 107 and 59 net acres, respectively, at a total average cost of approximately $5 thousand per net acre.

During 2013, we realized net decreases of approximately 7 net acres for both working interest and royalty interests, comprising of 2 gross producing wells, as a result of title verification and changes in net ownership interest being recognized by the operator’s division orders. We purchased no additional acreage during 2013. As of December 31, 2013, our oil and gas assets are comprised of working interests and royalty interests of 225 and 84 net acres, respectively, in the Bakken region and 12 and 3 net acres, respectively, in the Niobrara region. We also elected to participate in the completion of 23 and 12 producing gross wells during 2013 and 2012, respectively, in which we have a working interest, with a 97% success rate in the Bakken formations since our initial investment. As of December 31, 2013, we owned working interests in 80 gross oil and gas wells that consisted of 52 that were producing, 8 that were in the process of being drilled and completed and 20 that were permitted. We owned royalty interests in 25 gross oil and gas wells, consisting of 21 that are producing and 4 that were in the process of being drilled and completed, as of December 31, 2013.

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

Oil and Gas Marketing and Customers

We rely on our operating partners to market and sell our production. We understand that our partners generally sell our production to a variety of purchasers at prevailing market prices under separately negotiated short term contracts. The price at which oil production is sold generally is tied to the spot market for crude oil.  Natural gas produced in the Bakken formation has a higher dollar value than other natural gas production areas due to its higher wet gas content. As a result, the average differential based on actual Bakken sales during 2013 was approximately $3 per mcf above Henry Hub published pricing.

Our operating partners are comprised of 10 different exploration and development companies, which range from large publicly-traded companies to small, privately owned companies. We do not believe that the loss of any single operator would have a material adverse effect on our company as a whole.

Oil and Gas Properties and Locations

Production and Revenues – We use the sales method to recognize our oil and gas revenues. Under this method, revenues are recognized based on our interests of the actual volumes of gas and oil sold to purchasers. The following table shows, for the periods indicated, operating information attributable to our oil and gas interests, all of which are located in the United States:

	2013	2012
Production:
Natural Gas (Mcf)	14,283	6,069
Oil (Bbls)	11,114	4,308
Barrel of Crude Oil Equivalent (BOE)	13,494	5,319
Revenues:
Natural Gas	$96,000	$35,000
Oil	997,000	359,000
Total	$1,093,000	$394,000

Unit Prices:
Natural Gas (per Mcf)	$6.72	$5.77
Oil (per Bbl)	$89.71	$83.33
Production costs per BOE	$7.14	$1.79

Depletion of Oil and Gas Properties – Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs.  The following table presents our depletion expenses during 2013 and 2012:

	2013	2012

Depletion of crude oil and natural gas properties	$479,000	$212,000
Depletion per BOE	$35.50	$39.86

Acreage and Wells – At December 31, 2013, we owned working interests in the following oil and gas wells and acreage.

	Gross Wells		Net Wells		Developed Acreage		Undeveloped Acreage
Country	Oil	Gas	Oil	Gas	Gross	Net	Gross	Net
United States	79	1	0.45	0.01	5,977	231	360	6
Total	79	1	0.45	0.01	5,977	231	360	6

As a non-operator, we are subject to lease expirations if an operator does not commence the development of operations within the agreed terms of our leases, generally not exceeding five years. In addition, our leases typically provide that the lease does not expire at the end of the primary term if drilling operations have been commenced. While we generally expect to establish production from most of our acreage prior to expiration of the applicable lease terms, there can be no such guarantee we can do so. The approximate expiration of our gross and net acres which are not held by production and thus subject to expire between 2014 and 2018 and thereafter, are set forth below:

	Acres Expiring
Year Ended	Gross	Net
December 31, 2014	—	—
December 31, 2015	240	3
December 31, 2016	—	—
December 31, 2017	120	3
December 31, 2018 and thereafter	—	—
Total	360	6

We believe that we have satisfactory title to or rights in all of our producing properties. As is customary in the oil and gas industry, minimal investigation of title is made at the time of acquisition of undeveloped properties. We are currently in the process of filing assignments and obtaining division orders for Gerrity Oil and HBI, which could result in changes to our working interests and acreage. We expect that any difference between these division orders and what was represented at the time of acquisition to be immaterial.

Drilling Activity – The following table sets forth the number of gross and net productive and non-productive wells for our drilling and development activity during 2012 and 2013. The following table does not include the 8 gross wells that were in the process of being drilled, awaiting completion or awaiting flowback subsequent to fracture stimulation at December 31, 2013. Subsequent to December 31, 2013, two of these 8 gross wells have reported production to date and ten additional wells have been spud. We have classified all wells drilled to date targeting the Bakken formation as developmental wells. As of December 31, 2013, we have had a 97% success rate in our Bakken wells.

	Number of Gross Wells
	Exploratory		Developmental		Total
	Productive	Non-productive	Productive	Non-productive	Productive	Non-productive

2012	—	—	12	—	12	—
2013	—	—	22	1	22	1
Total	—	—	34	1	34	1

	Number of Net Wells
	Exploratory		Developmental		Total
	Productive	Non-productive	Productive	Non-productive	Productive	Non-productive

2012	—	—	0.02	—	0.02	—
2013	—	—	0.15	0.01	0.15	0.01
Total	—	—	0.17	0.01	0.17	0.01

Reserve Information – The process of estimating oil and gas reserves is complex and requires significant judgment. As a result, our reserve report has been prepared by qualified third-party engineers, as defined by the Society of Petroleum Engineers’ standards. We also require that the independent third-party reservoir engineers ensure that the proved reserve estimates are determined in accordance with SEC definitions and guidance. We currently do not have any employees that have professional training or experience in the geological or reserve engineering field. We rely on an independent consultant to provide a final review of our reserve report and the assumptions relied upon in such report. This consultant has a B.S in Geology, 25 years of experience in the oil and gas industry and is a member of the American Society of Petroleum Geologists. He has evaluated and worked on a number of domestic and international unconventional shale oil plays.

Our domestic reserve estimates at December 31, 2013 were prepared by Moyes and Co., which is an independent, registered member of a professional engineering society in the state of Texas. Our domestic reserve estimates at December 31, 2012 were prepared by Gleason Engineering, which is an independent, registered member of a professional engineering society in the state of Texas, for a portion of our producing properties representing 81% of all our 2012 production. No nonproducing or undeveloped locations were evaluated and were not included in the 2012 reserve report. We internally tested these reports to ensure the inputs and assumptions used are reasonable and have reviewed the qualifications of both Moyes and Co. and Gleason Engineering. In addition, the consultant reviewed the published regional geologic studies, wells logs, geological data, well histories, filed rules, oil and gas production data found in the databases of the North Dakota Industrial Commission and Colorado Oil and Gas Conservation Commission and well performance data used by the reserve engineer in order to access the reasonableness of the reserve estimates.

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

 The reserves set forth in the Moyes and Co. report for the properties were estimated utilizing generally accepted engineering practices. An analysis and interpretation of production history was utilized to make the estimate of recoverable reserves from the captioned leases. In accordance with applicable requirements of the SEC, estimates of our net proved reserves and future net revenues are made using average prices at the beginning of each month in the 12-month period prior to the date of such reserve estimates and are held constant throughout the life of the properties.

The reliability of reserve information is considerably affected by several factors. Reserve information is imprecise due to the inherent uncertainties in, and the limited nature of, the data upon which the estimating of reserve information is predicated. Moreover, the methods and data used in estimating reserve information are often necessarily indirect or analogical in character rather than direct or deductive. Furthermore, estimating reserve information by applying generally accepted petroleum engineering and evaluation principles involves numerous judgments based upon the engineer’s educational background, professional training and professional experience. The extent and significance of the judgments to be made are, in themselves, sufficient to render reserve information inherently imprecise.

The following table sets forth our estimated proved reserves based on the SEC rules defined in Rule 4.10(a) of Regulation S-X. Immaterial interests were not included in our reserve estimates.

	(Unaudited)
	Total (1)
	Oil (Barrels)	Gas (Mcf)
	(in thousands)
Proved reserves as of December 31, 2012:
Proved developed reserves	17	29
Proved undeveloped reserves (2)	—	—
Total Proved Reserves as of December 31, 2012	17	29

Proved reserves as of December 31, 2013:
Proved developed reserves	52	73
Proved undeveloped reserves	145	187
Total Proved Reserves as of December 31, 2013	197	260

_________________________

(1)	All reserves were held within the United States for the years ended December 31, 2013 and 2012.
(2)	We did not obtain an evaluation of proved undeveloped reserves as of December 31, 2012.

During 2012, we incurred approximately $502 thousand of capital expenditures for drilling activities and approximately $2.5 million for property acquisitions, all of which directly contributed to the increase in our proved developed reserves during 2012. Our domestic reserve estimates at December 31, 2012 consisted of only a portion of our producing properties which represented 81% of all our 2012 production. No nonproducing or undeveloped locations were evaluated or included in this reserve report.  At December 31, 2013, we obtained a third party reserve valuation for all our proved reserves. This report resulted in an overall increase of proved reserves of approximately 180 thousand bbls and 231 thousand mcfs. This consisted of an increase to our proved developed reserves of approximately 35 thousand bbls and 44 thousand mcfs, and an increase to our proved undeveloped reserves of approximately 145 thousand bbls and 187 thousand mcfs.

During 2013, we incurred approximately $1.4 million of capital expenditures for drilling activities, which also contributed to a portion of this increase in our proved developed reserves. We recognize proved undeveloped reserves within one offset location from analogous wells with established commercial production.  We performed an analysis of producing Bakken wells in the counties we hold ownership interests, and developed a type-curve based on the statistical analysis of the estimated recoveries to determine the estimated reserves for proved undeveloped locations. Of our proved oil and gas reserves 98% are concentrated in the Bakken formation in North Dakota. We expect that any expansion of our proved reserve base will continue to be heavily focused in the Bakken formation.

2014 Outlook

Our objective in 2014 is to continue to build the value of our portfolio of assets through:

•	Identifying, developing, operating and marketing applications for the BWI emulsion-breaking technology,
•	Pursuing opportunities to invest in or acquire undervalued assets or companies in the energy industry which we believe present significant near-term growth potential,
•	Providing management expertise and/or additional capital for our assets to enhance their value and accelerate growth and
•	Managing our capital expenditures and selling, general and administrative costs.

Employees

At December 31, 2013, we had 16 employees, 15 of which were full time employees. We have experienced no work stoppages or strikes as a result of labor disputes and consider relations with our employees to be satisfactory. We maintain group medical, dental, vision, life, long-term disability and long-term care insurance plans for our employees.

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

TPIC has filed a lawsuit against XPLOR in the 236th Judicial District Court, Tarrant County, Texas. The case is styled: Texas Petroleum Investment Company vs. XPLOR Energy SPV-1, Inc., Richard Cottle, Sarah Gasch, and John Hewitt. In the lawsuit, TPIC has asserted claims of fraud, fraudulent inducement, negligent misrepresentation, and indemnity related to its purchase of a production platform and associated assets from XPLOR. TPIC’s claims focus on alleged salt water system defects, related repairs to the facilities, and purported representations regarding the condition of the platform and associated assets. TPIC is seeking an unstated amount of alleged actual and exemplary damages as well as costs and fees. Although litigation is inherently uncertain, based upon the information known to date, we do not believe TPIC’s claims have merit. Accordingly, as of December 31, 2013, we did not record a contingency related to TPIC’s allegations as we do not currently believe that it is probable that HKN or XPLOR would be responsible for the costs, fees and damages allegedly incurred by TPIC as a result of its claims, the salt water disposal issues, or third party or governmental claims, if any, resulting therefrom.  We intend to vigorously defend any assertions related to the above lawsuit.  Based upon information known to date, the range of estimated loss if TPIC were to prevail on its claims is currently estimated not to exceed $2.5 million in damages, costs, and fees.

Point Au Fer Lawsuit – During the second quarter 2013, we learned HKN, Inc. was named in a lawsuit filed in the 32nd Judicial District Court for the Parish of Terrebonne, Louisiana by Point Au Fer, L.L.C., and The Roman Catholic Church of the Archdiocese of New Orleans.  The case is styled: Point Au Fer, L.L.C., and The Roman Catholic Church of the  Archdiocese of New Orleans v. ExxonMobil Oil Corporation, et al, No. 169160. In the lawsuit, the plaintiffs have alleged that real property they own in Terrebonne Parish has been environmentally damaged as a result of oil and gas exploration activities of twenty different defendants.  The plaintiffs seek damages for testing and remediation of the property, property stigma, loss of use of land and lost profits, civil fruits for defendants trespass, land loss and subsidence, punitive or exemplary damages and attorney’s fees. Per Louisiana law, no actual dollar amount of damages has been alleged in the Petition. With specific regard to HKN, Inc., out of over one hundred wells identified in the Petition, HKN, Inc. only drilled one well, the MA Smythe Nelson #1, which was a dry hole. The MA Smythe Nelson #1 was drilled on June 2, 1980 and plugged and abandoned on July 12, 1980.  We have and intend to continue to vigorously defend any assertions related to the above lawsuit. Due to the inherent uncertainties of the lawsuit at this time, we cannot accurately predict the ultimate outcome of the matter. Accordingly, at December 31, 2013 we did not record a contingency related to this matter.

Point a la Hache Lawsuit – During the second quarter 2013, we learned XPLOR Energy Operating Company and XPLOR Energy SPV-1, Inc. were named in a lawsuit filed in the 25th Judicial District Court for the Parish of Plaquemines, Louisiana. The case is styled: Catherine P. Alford et al. v. BP America Production Company, et al., Docket No. 60-479. In the lawsuit, eight plaintiffs have sued 25 defendants, alleging that they own and/or use a certain 4,480 acres located in the Pointe a la Hache oil and gas field.  Plaintiffs further allege that the property has been contaminated or otherwise damaged by oil and gas exploration and production activities.  Per Louisiana law, no actual dollar amount of damages has been alleged in the Petition. Investigation of the underlying factual background is in the preliminary stages but we intend to vigorously defend any assertions related to the above lawsuit. Due to the inherent uncertainties of the lawsuit at this time, we cannot accurately predict the ultimate outcome of the matter.  Accordingly, at December 31, 2013, we did not record a contingency related to this matter.

SLFPA-E Litigation – Plaintiffs South Louisiana Flood Protection Authority—East (“SLFPA-E”) filed this lawsuit in Louisiana state court against over 90 oil and gas and pipeline companies. Generally the lawsuit alleges that activities by defendants—primarily but not exclusively the dredging of canals—have made it more difficult for the SLFPA-E to protect the New Orleans metropolitan area from flooding. Defendants have removed the case to federal court, but the plaintiff seeks to remand the case back to state court. Until that issue is resolved, there is no pending discovery or other activity in the case. The petition alleges that HKN, Inc. is "by virtue of [one or more of] mergers, acquisitions, name changes, etc., responsible for" the actions of Tejas Power Corporation, which is alleged to have obtained in the 1980s certain dredging permits and rights of way.  HKN, Inc. disputes that it is responsible for any actions of Tejas Power Corporation.  The public record appears to suggest that Tejas Power Corporation may have been a subsidiary of Harken Oil and Gas, Incorporated (a previous name of HKN, Inc.) for a few years in the 1980s and 1990s.  However, there appears to be nothing to indicate that HKN, Inc. would have liability for the actions of Tejas Power Corporation, which continued to exist after HKN, Inc. no longer had any interest in Tejas Power Corporation. Due to the inherent uncertainties of the lawsuit at this time, we cannot accurately predict the ultimate outcome of the matter.  Accordingly, at December 31, 2013, we did not record a contingency related to this matter.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Beginning March 1991 until June 2007, our common stock was listed on the American Stock Exchange and traded under the symbol HEC. In June 2007, the trading symbol of our common stock was changed to the symbol HKN. The American Stock Exchange was acquired by NYSE Euronext during 2008 and renamed NYSE Amex. Our common stock was listed on the NYSE Amex until October 26, 2012 when we voluntarily delisted from the exchange. Our common stock is currently traded on the Over the Counter Bulletin Board and quoted on the OTCQB marketplace under the symbol HKNI. At December 31, 2013, there were 64 holders of record of our common stock.

The following table sets forth, for the periods indicated, the reported high and low closing sales prices of our common stock:

		Prices (1)
		High	Low

2012 --	First Quarter	$106.80	$86.00
	Second Quarter	98.00	89.60
	Third Quarter	94.40	75.20
	Fourth Quarter	86.80	54.95

2013 --	First Quarter	$95.25	$74.50
	Second Quarter	90.00	78.00
	Third Quarter	79.00	68.00
	Fourth Quarter	80.00	65.00

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

Information on Share Repurchases

In January 2013, we announced that our Board of Directors authorized the cancellation of our amended September 2005 stock repurchase plan and authorized a new stock repurchase program which allows us to repurchase up to 45 thousand shares of our common stock.

We had no additional purchases of our common stock by us pursuant to our previously announced share repurchase program during the three months ended December 31, 2013. During the year ended December 31, 2013, we purchased and retired approximately 33 thousand shares of our common stock. As of December 31, 2013 we had approximately 12 thousand shares remaining that may be purchased under this program.

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

Recent Developments

Additional Investments

The divestiture of our Gulf Coast oil and gas properties has given us the opportunity to redeploy capital into other areas of the oil and gas industry which may generate greater value for our shareholders while bearing significantly lower operational and regulatory risks. Throughout 2013, we continued to invest in our emulsions-breaking technology through BWI and the construction of the Arctic Star plant, to participate in the development of the Bakken and Niobrara shale plays through HBI, and to support our investments in Global.

Continued Investment in BWI

During the year ended December 31, 2013, BWI invested approximately $7.1 million in the Arctic Star plant, its initial project to commercialize its emulsions-breaking technology. Arctic Star is currently in the process of completing the construction of a mobile waste processing plant which will be located on the North Slope of Alaska. Arctic Star currently holds contracts which grant Arctic Star the right of first refusal for oilfield waste generated in certain fields on the North Slope and is currently in negotiations to enter into additional feedstock supply agreements and crude sales contracts. Construction began during the second quarter of 2013 and is anticipated to be completed during the first quarter of 2014, at which time the plant will be shipped to the North Slope. During the first quarter of 2014, Arctic Star executed a lease for a site in Deadhorse, Alaska to install and operate its plant. Installation and commissioning of the plant is anticipated to be completed during the second quarter of 2014.

Continued Investment in HBI

We continue to invest in HBI on a non-operated basis, in all phases of the oil and gas business, including participation in the drilling, completion, operation and maintenance of oil and gas wells. During the year ended December 31, 2013, we invested approximately $1.4 million in drilling and completion costs.

Continued Support of our Investment in Global

In March 2013, we entered into a new loan agreement with Global to refinance the outstanding $17 million of notes receivable. In connection with the new loan agreement, Global paid us a transaction fee of $340 thousand, of which $177 thousand was deferred and presented net of our long term notes receivable at December 31, 2013.

During 2013, we purchased an additional 105 thousand shares of Global for $171 thousand, increasing our ownership from 34.22% to 34.51%.

Other Matters

Share Repurchases

During 2013, we repurchased and retired approximately 33 thousand shares of our common stock for a total of approximately $3 million.

Discontinued Operations

As a result of the sales of our Gulf Coast oil and gas properties and the abandonment of our coalbed methane projects during 2011, all related activities are included as discontinued operations on the consolidated balance sheets and consolidated statements of operations for all periods presented.

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

Investment in Global – We do not account for our investment in Global as an equity method investment in spite of our 35% ownership. We are unable to obtain U.S. GAAP financial statements quarterly to perform equity method accounting due to the semi-annual reporting requirements Global follows under the AIM exchange rules. As a result, we account for Global as an available for sale investment.

We review our investment in Global at least semi-annually and more often if any indicators of impairment become known. We continuously monitor macroeconomic indicators and track Global’s stock price volatility for any downward trends in the market. We also review public financial information including Global’s issued financial statements, investor presentations, as well as financial analysts’ reviews and recommendations for any indicators of an other than temporary impairment in our carrying value. Additionally, we monitor public reports regarding the reserves in Colombia’s Middle Magdalena basin in which Global operates. In addition to these external indicators, we also assess internally our ability and intent to hold our investment in Global should the fair value drop below our cost. Any resulting other than temporary impairment would be immediately recognized in earnings. We have not recognized any impairment losses for year ended December 31, 2013. We currently have a cumulative unrealized gain position on our investment in Global of $8.8 million.

Amortizing Intangible and Long-Lived Asset Impairment Analysis – We review our amortizing intangible assets, currently consisting of patents acquired in connection with our investment in BWI, and our long-lived assets, consisting of BWI’s Arctic Star plant under development, the weathered lagoon plant and HBI’s producing wells, on an annual basis as well as when events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. Recoverability is measured by a comparison of the carrying value of the asset to its undiscounted future cash flows over the life of the related asset. If it is determined that an asset is not recoverable, an estimated fair value of the asset is determined. Any excess of the carrying value of the asset over its fair value is recognized as an impairment loss. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate asset useful lives and future cash flows. The actual results may vary significantly from these estimates once the BWI assets are placed into service. If actual results are not consistent with our estimates and assumptions used to calculate estimated future cash flows, we may be exposed to impairment losses that could be material. We have not recognized any impairment losses in the years ended December 31, 2012 or 2013.

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

RESULTS OF OPERATIONS

The following is our discussion and analysis of significant components of our operations which have affected our operating results and balance sheet during the years ended December 31, 2013 and 2012 included in the accompanying consolidated financial statements.

Results of Continuing Operations for the Year Ended December 31, 2013 Compared to December 31, 2012

Our loss from continuing operations decreased approximately 61% from $2.5 million in 2012 to $1.0 million in 2013. The decrease was due to increased oil and gas revenues from our investment in HBI, increased interest income from our related party notes receivable as a result of note restructurings that occurred during 2012 and 2013, and decreased general and administrative costs.

Oil and Gas Revenues and Expenses

Oil and gas revenues increased by $699 thousand from $394 thousand for 2012 to $1.1 million for 2013. The increase was due to acquiring our interest in the HBI properties in July 2012, the drilling of 22 additional wells, and higher oil and gas volumes and higher oil and gas prices received during 2013.

Oil revenues increased $638 thousand to $997 thousand and comprised 91% of our total revenues for the year ended December 31, 2013. We realized a 8% increase in oil prices received, increasing from an average of $83.33 per barrel for 2012 to $89.71 per barrel for 2013. Oil production for 2013 was approximately 11 thousand bbls, approximately 86% of which came from our non-operated properties located in the Bakken.

Gas revenues increased $61 thousand to $96 thousand and comprised 9% of our total revenues for 2013. We realized a 16% increase in gas prices received, increasing from an average of $5.77 per mcf in 2012 to $6.72 per mcf in 2013. This average price is mainly a result of natural gas produced in the Bakken formation having a higher dollar value than other natural gas production areas due to its higher wet gas content. Gas production for 2013 was approximately 14 thousand mcf, approximately 62% of which came from our non-operated properties located in the Bakken.

Assuming stable oil and gas pricing, future revenues from HBI are expected to increase as additional wells are drilled and begin producing.

Oil and gas operating expenses increased $160 thousand to $209 thousand for 2013, as a result of a full year of operations during 2013 as well as the drilling of 22 new wells. Oil and gas operating expenses are expected to increase as new wells are drilled in the near term.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased approximately 21% from $4.4 million for 2012 to $3.5 million for 2013 primarily due to cost saving measures at our corporate offices and increased capitalization of personnel and other general and administrative costs at BWI as BWI concentrated its efforts on construction of the Arctic Star plant during 2013. We anticipate that our selling, general and administrative expenses may increase in future periods as we dedicate additional resources to the marketing efforts of BWI and new acquisitions. However, we continue to monitor and minimize our controllable costs.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased approximately 58% from $469 thousand for 2012 to $743 thousand for 2013, primarily due to depletion of the oil and gas properties of HBI. Depreciation, depletion and amortization expenses are expected to increase in the near term as new wells are drilled and begin producing and the Arctic Star plant is commissioned.

Other Expenses

Other expenses increased from $2 thousand in 2012 to $36 thousand in 2013, primarily as a result of fees paid related to assets which were abandoned in place back in 1999.

Interest and Other Income

Interest and other income increased approximately 23% from $1.9 million in 2012 to $2.4 million in 2013, primarily as a result of the increase in the interest rate from 12.5% to 12.75% and the recognition of unamortized origination fees on our restructured Global notes receivable as well as consideration received from the lease of properties, which were partially offset by lower principal balances outstanding on the Global notes during the period.

Income Tax Benefit

We did not recognize any income tax expense or benefit in 2013. We recognized an income tax benefit of $80 thousand in 2012 primarily due to a gain realized upon the settlement of the IRS contingency. The estimated contingency recorded of $225 thousand was settled in April 2012 for $152 thousand, resulting in an income tax benefit.

Loss from Discontinued Operations

Our loss from discontinued operations increased slightly from $467 thousand in 2012 to $471 thousand in 2013. We continue to incur additional legal costs related to litigation and regulatory matters for the sold oil and gas properties during 2013 and 2012, although our insurance policy began paying a portion of these legal fees during the third quarter. In addition to these legal fees, we incurred bad debt expense on a potentially uncollectible oil and gas receivable account during 2012.

Loss on Disposal of Discontinued Operations

We did not recognize any gain or loss on disposal of discontinued operations in 2013. We recognized an additional loss on the 2011 disposal of our Gulf Coast oil and gas properties of $157 thousand in 2012 as a result of capital expenditures which were incurred prior to the effective date of the sales as well as retained plugging and abandonment costs which were higher than anticipated.

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

	2013	2012

Series G1	$8,000	$8,000
Series G2	8,000	8,000
Total	$16,000	$16,000

Payments of Preferred Stock Dividends

At December 31, 2013 and 2012 the following shares of our Preferred Stock issuances were outstanding:

	2013	2012

Series G1	1,000	1,000
Series G2	1,000	1,000
Total	2,000	2,000

Payment of Preferred Stock Dividends -- During both 2013 and 2012, we paid the accrued dividends related to the Series G1 and Series G2 preferred stock with shares of our common stock and issued 4 shares of our common stock as payment for the accrued dividends. The difference between the fair value of the shares of our common stock and the carrying value of the dividend liability, net of withholding taxes paid on behalf of the preferred shareholders, is considered a debt extinguishment gain of $16 thousand and $16 thousand in 2013 and 2012, respectively, and is reflected as a gain on payments of dividends of preferred stock as an increase to net income (loss) to arrive at net income (loss) attributed to common stock. The net effect of these payments of preferred stock dividends for the two years ended December 31, is as follows:

20

	2013	2012

Series G1	$8,000	$8,000
Series G2	8,000	8,000
Total	$16,000	$16,000

LIQUIDITY AND CAPITAL STRUCTURE

Financial Condition

	December 31,	December 31,
(Thousands of dollars)	2013	2012

Current ratio	5.76 to 1	26.35 to 1

Working capital (1)	$12,275	$19,035

Total debt	$—	$—

Total cash less debt	$14,302	$19,286

Total stockholders' equity	$63,577	$72,422

Total liabilities to equity	0.05 to 1	0.02 to 1

______________________

(1) Working capital is the difference between current assets and current liabilities.

Cash on hand was primarily generated from proceeds from our oil and gas property divestitures and the rights offering to our stockholders, both of which occurred during 2011. These proceeds have been used to develop our BWI and HBI assets as well as to support our Global investment. The decrease in our working capital as of December 31, 2013 as compared to December 31, 2012 is primarily due to the repurchase of approximately 33 thousand shares of treasury stock for approximately $3 million and approximately $6.6 million for capital expenditures, which were partially offset by principal payments of $5 million received on the Global 2013 Note receivable.

We used approximately $6.6 million for capital expenditures during 2013, $5.9 million of which were for Arctic Star plant construction and $598 thousand for drilling and completion costs for HBI. We anticipate it will cost a total of approximately $13.7 million to complete the construction and commissioning of the Arctic Star plant, of which $9 million has been spent through December 31, 2013.

We anticipate our cash balance on hand will adequately fund our 2014 operating cash flow. We also anticipate that we will have access to other capital resources, if needed, to fund our planned capital expenditures and other investing activities.

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

 At December 31, 2013, if our remaining convertible preferred stock were converted we would be required to issue the following amounts of our common stock:

		Shares of Common
		Stock Issuable at
Instrument	Conversion Price (1)	December 31, 2013

Series G1 Preferred	$11,200	8
Series G2 Preferred	$2,688	37
Common Stock Potentially Issued Upon Conversion		45
_______________________ (1) Certain conversion prices are subject to adjustment under certain circumstances.

 Significant Ownership of our Stock

As of December 31, 2013, Everest Hill Group, Inc. (“Everest Hill”) beneficially owned approximately 66% of the combined voting power of our outstanding common stock. Everest Hill was formerly known as Brean Murray Carret Group, Inc., which changed its name during 2013. This entity is beneficially owned by Wayne Quasha through the AQ, JQ and WQ Trusts. Mr. Alan Quasha, Chairman of the Board of Directors of HKN, is the brother of Wayne Quasha, who is deemed the beneficial owner of Everest Hill, but Mr. Alan Quasha disclaims any beneficial ownership of these shares. Everest Hill is in a position to exercise significant influence over the election of our Board of Directors and other matters.

Cash Flows

Net cash used by operating activities during the year ended December 31, 2013 was $622 thousand, as compared to $3.9 million in the prior year period. Net cash used by continuing operations decreased from $3.2 million to $529 thousand. This decrease was primarily as a result of a $1.7 million decrease in net loss and an approximately $1 million reduction in cash used for operating capital as a result of net revenues from our HBI asset, increased interest income on our Global notes, and decreases in our general and administrative costs. Cash used by discontinued operations decreased from $706 thousand in the prior year period to $93 thousand in 2013.

Net cash used by investing activities during the year ended December 31, 2013 was $1.4 million, as compared to cash used of $17 million in the prior year period. Cash used by investing activities for 2013 is primarily comprised of $5.9 million in capital expenditures for BWI and $598 thousand for HBI, offset by $5 million in repayments and the $340 thousand origination fee on the Global 2013 Note. Cash used by investing activities during 2012 was primarily the result of $11.7 million of net cash used to fund the Global Loan, a net $2 million used for our investment in the Gerrity Oil joint venture and $3 million used for capital expenditures.

We used cash for financing activities of approximately $3 million for both the years ended December 31, 2013 and 2012, primarily to repurchase and retire approximately 33 thousand and 25 thousand, respectively, of our outstanding common shares.

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

 TPIC has filed a lawsuit against XPLOR in the 236th Judicial District Court, Tarrant County, Texas. The case is styled: Texas Petroleum Investment Company vs. XPLOR Energy SPV-1, Inc., Richard Cottle, Sarah Gasch, and John Hewitt. In the lawsuit, TPIC has asserted claims of fraud, fraudulent inducement, negligent misrepresentation, and indemnity related to its purchase of a production platform and associated assets from XPLOR. TPIC’s claims focus on alleged salt water system defects, related repairs to the facilities, and purported representations regarding the condition of the platform and associated assets. TPIC is seeking an unstated amount of alleged actual and exemplary damages as well as costs and fees. Although litigation is inherently uncertain, based upon the information known to date, we do not believe TPIC’s claims have merit. Accordingly, as of December 31, 2013, we did not record a contingency related to TPIC’s allegations as we do not currently believe that it is probable that HKN or XPLOR would be responsible for the costs, fees and damages allegedly incurred by TPIC as a result of its claims, the salt water disposal issues, or third party or governmental claims, if any, resulting therefrom.  We intend to vigorously defend any assertions related to the above lawsuit.  Based upon information known to date, the range of estimated loss if TPIC were to prevail on its claims is currently estimated not to exceed $2.5 million in damages, costs, and fees.

Main Pass Environmental Investigations – In January 2013, we were notified by the Louisiana Department of Environmental Quality (“LDEQ”) of an investigation and potential penalty related to the TPIC allegations of improper salt water disposal at the Main Pass 35 field previously owned by our subsidiary XPLOR Energy SPV-1, Inc. At the time of filing this report on Form 10-K, the LDEQ had not completed its investigation. In March 2013, we were advised that the U.S. Environmental Protection Agency was undertaking a criminal investigation of the salt water disposal incident. We are not aware of any damage to or spill from the salt water disposal system prior to TPIC’s ownership; accordingly, as of December 31, 2013, we did not record a contingency related to these investigations.

Point Au Fer Lawsuit – During the second quarter 2013, we learned HKN, Inc. was named in a lawsuit filed in the 32nd Judicial District Court for the Parish of Terrebonne, Louisiana by Point Au Fer, L.L.C., and The Roman Catholic Church of the Archdiocese of New Orleans.  The case is styled: Point Au Fer, L.L.C., and The Roman Catholic Church of the  Archdiocese of New Orleans v. ExxonMobil Oil Corporation, et al, No. 169160. In the lawsuit, the plaintiffs have alleged that real property they own in Terrebonne Parish has been environmentally damaged as a result of oil and gas exploration activities of twenty different defendants.  The plaintiffs seek damages for testing and remediation of the property, property stigma, loss of use of land and lost profits, civil fruits for defendants trespass, land loss and subsidence, punitive or exemplary damages and attorney’s fees. Per Louisiana law, no actual dollar amount of damages has been alleged in the Petition. With specific regard to HKN, Inc., out of over one hundred wells identified in the Petition, HKN, Inc. only drilled one well, the MA Smythe Nelson #1, which was a dry hole. The MA Smythe Nelson #1 was drilled on June 2, 1980 and plugged and abandoned on July 12, 1980.  We have and intend to continue to vigorously defend any assertions related to the above lawsuit. Due to the inherent uncertainties of the lawsuit at this time, we cannot accurately predict the ultimate outcome of the matter. Accordingly, at December 31, 2013, we did not record a contingency related to this matter.

Point a la Hache Lawsuit – During the second quarter 2013, we learned XPLOR Energy Operating Company and XPLOR Energy SPV-1, Inc. were named in a lawsuit filed in the 25th Judicial District Court for the Parish of Plaquemines, Louisiana. The case is styled: Catherine P. Alford et al. v. BP America Production Company, et al., Docket No. 60-479. In the lawsuit, eight plaintiffs have sued 25 defendants, alleging that they own and/or use a certain 4,480 acres located in the Pointe a la Hache oil and gas field.  Plaintiffs further allege that the property has been contaminated or otherwise damaged by oil and gas exploration and production activities.  Per Louisiana law, no actual dollar amount of damages has been alleged in the Petition. Investigation of the underlying factual background is in the preliminary stages but we intend to vigorously defend any assertions related to the above lawsuit. Due to the inherent uncertainties of the lawsuit at this time, we cannot accurately predict the ultimate outcome of the matter.  Accordingly, at December 31, 2013, we did not record a contingency related to this matter.

SLFPA-E Litigation – Plaintiffs South Louisiana Flood Protection Authority—East (“SLFPA-E”) filed this lawsuit in Louisiana state court against over 90 oil and gas and pipeline companies. Generally the lawsuit alleges that activities by defendants—primarily but not exclusively the dredging of canals—have made it more difficult for the SLFPA-E to protect the New Orleans metropolitan area from flooding. Defendants have removed the case to federal court, but the plaintiff seeks to remand the case back to state court. Until that issue is resolved, there is no pending discovery or other activity in the case. The petition alleges that HKN, Inc. is "by virtue of [one or more of] mergers, acquisitions, name changes, etc., responsible for" the actions of Tejas Power Corporation, which is alleged to have obtained in the 1980s certain dredging permits and rights of way.  HKN, Inc. disputes that it is responsible for any actions of Tejas Power Corporation.  The public record appears to suggest that Tejas Power Corporation may have been a subsidiary of Harken Oil and Gas, Incorporated (a previous name of HKN, Inc.) for a few years in the 1980s and 1990s.  However, there appears to be nothing to indicate that HKN, Inc. would have liability for the actions of Tejas Power Corporation, which continued to exist after HKN, Inc. no longer had any interest in Tejas Power Corporation. Due to the inherent uncertainties of the lawsuit at this time, we cannot accurately predict the ultimate outcome of the matter.  Accordingly, at December 31, 2013, we did not record a contingency related to this matter.

Louisiana Limited Scope Audit – In April 2012, we received notice from the State of Louisiana’s Department of Revenue that our discontinued oil and gas subsidiary, XPLOR Energy Operating Company, was the subject of a limited scope sales tax audit focused on the company’s on-site use and consumption of lease gas in connection with its lease, gathering and pipeline operations from January 1, 2006 through June 30, 2009. The Louisiana Department of Revenue issued a preliminary assessment, or “Notice of Proposed Tax Due,” preliminarily assessing sales tax of $194 thousand and related penalties and interest of $145 thousand, resulting in a total assessment of $339 thousand. In July 2012, we filed an audit protest with the Louisiana Department of Revenue challenging the preliminary assessment, as we do not agree with the legal basis of the assessment or the methodology in which the taxes were calculated and plan to vigorously defend our position. Due to the inherent uncertainties of the audit protest and preliminary assessment, we cannot accurately predict the ultimate outcome of the matter. Accordingly, at December 31, 2013, we did not record a contingency related to this matter. In the event of a negative outcome, the potential loss related to the audit and preliminary assessment is currently estimated not to exceed $339 thousand.

BWI Contingency – BWI has a contingent liability of $800 thousand related to an obligation which may be payable upon the conclusion of certain performance events related to its weathered lagoon plant. There were no changes to the BWI liability recorded during the year ended December 31, 2013.

Consolidated Contractual Obligations – The following table presents a summary of our consolidated contractual obligations and commercial commitments as of December 31, 2013 (in thousands):

	Payments Due by Period
Contractual Obligations (1)	2014	2015	2016	2017	Thereafter	Total

Operating Lease Obligations (2)	$189	$192	$194	$131	$—	$706
Capital Lease Obligations (3)	246	329	82	—	—	657
Total Contractual Cash Obligations	$435	$521	$276	$131	$—	$1,363

_____________________

(1)	As of December 31, 2013, we had no material purchase obligations.
(2)	Consists of our corporate office lease.
(3)	Consists of an equipment lease related to the Arctic Star project.

Off-Balance Sheet Arrangements - As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2013, we were not involved in any unconsolidated SPE transactions and we have no off-balance sheet arrangements.

Treasury Stock – At December 31, 2013 and 2012, we held no shares of treasury stock. In January 2013, we announced that our Board of Directors authorized the cancellation of our September 2005 stock repurchase plan and authorized a new stock repurchase program which allows us to buy back up to 45 thousand shares of our common stock. During 2013, we purchased and retired approximately 33 thousand shares of our common stock in privately negotiated transactions for approximately $3 million. As of December 31, 2013, approximately 12 thousand shares remained available for repurchase under our repurchase program.

Adequacy of Capital Sources and Liquidity

We believe that we will have the ability to provide for our operational needs, our planned capital expenditures and possible investments through projected operating cash flow and cash on hand. Our operating cash flow has been adversely affected by the sale of our oil and gas properties, delays in the development of our HBI oil and gas assets, and delays in the Arctic Star project for BWI. To address this challenge, we continue to minimize our controllable costs and generate low-risk interest income until BWI begins revenue generation. We also continue to seek operating assets which will generate cash from operations such as HBI. We expect to generate increased revenues from HBI as the operators further develop the Bakken and Niobrara shale projects, and we anticipate operating revenues from our BWI segment to begin in the second half of 2014. Should projected operating cash flow not materialize, we may reduce BWI capital expenditures and future investments and/or consider the issuance of debt, equity and convertible debt instruments, if needed, for utilization in planned capital expenditures and new energy-based investment opportunities. All of our HBI and BWI capital expenditures are purely discretionary and may be curtailed or delayed at any time. We may also reduce our ownership interest in our investments through strategic sales.

We had no debt outstanding at December 31, 2013. If we seek to raise other equity or debt financing to fund capital expenditures or other acquisition and development opportunities, those transactions may be affected by the market value of our common stock. If the price of our common stock declines, our ability to utilize our stock either directly or indirectly through convertible instruments for raising capital could be negatively affected. Further, raising additional funds by issuing common stock or other types of equity securities could dilute our existing stockholders, which dilution could be substantial if the price of our common stock decreases. Any securities we issue may have rights, preferences and privileges that are senior to our existing equity securities. Borrowing money may also involve pledging some or all of our assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements appear on pages 27 through 55 in this Annual Report.

Page

Report of Independent Registered Public Accounting Firm	27

Consolidated Balance Sheets -- December 31, 2013 and 2012	28

Consolidated Statements of Operations --
Years ended December 31, 2013 and 2012	29

Consolidated Statements of Comprehensive Income (Loss) --
Years ended December 31, 2013 and 2012	30

Consolidated Statements of Stockholders’ Equity --
Years ended December 31, 2013 and 2012	31

Consolidated Statements of Cash Flows --
Years ended December 31, 2013 and 2012	32

Notes to Consolidated Financial Statements	33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

HKN, Inc.

We have audited the accompanying consolidated balance sheets of HKN, Inc., and subsidiaries (collectively, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HKN, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Dallas, Texas

March 6, 2014

HKN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	December 31,	December 31,
	2013	2012

Assets

Current Assets:
Cash and cash equivalents	$14,302	$19,286
Accounts receivable, net of allowance of $0 and $65 thousand
at December 31, 2013 and 2012, respectively	334	203
Assets of discontinued operations, net of allowance of $158 thousand and
$156 thousand at December 31, 2013 and 2012, respectively	6	—
Prepaid expenses and other current assets	214	297
Total Current Assets	14,856	19,786

Oil and gas property, using the successful efforts method of accounting	4,450	2,953
Construction in progress - plant	8,833	1,717
Weathered lagoon plant	6,236	6,236
Office equipment and other	305	261
Accumulated depreciation and depletion	(781)	(358)
Total Property and Equipment, net	19,043	10,809

Intangible assets, net	1,667	1,872
Long term note receivable - related party, net of deferred transaction fees of
$177 thousand and $119 thousand at December 31, 2013 and 2012, respectively	11,823	16,881
Investment in Global	19,312	23,607
Other assets	259	1,022
Total Assets	$66,960	$73,977

Liabilities and Stockholders' Equity

Current Liabilities:
Trade payables	$838	$244
Liabilities of discontinued operations	160	247
Accrued liabilities and other	1,583	260
Total Current Liabilities	2,581	751

Asset retirement obligation	2	4
BWI contingency	800	800
Total Liabilities	3,383	1,555

Commitments and Contingencies (Note 2 and 15)

Stockholders’ Equity:
Series G1 convertible preferred stock, $1.00 par value; $100,000 liquidation value;
700,000 shares authorized; 1,000 shares outstanding	1	1
Series G2 convertible preferred stock, $1.00 par value; $100,000 liquidation value;
100,000 shares authorized; 1,000 shares outstanding	1	1
Common stock, $0.01 par value; 2,000,000 shares authorized;
401,943 and 435,328 shares issued and outstanding, respectively	4	4
Additional paid-in capital	450,394	453,300
Accumulated deficit	(395,643)	(394,170)
Accumulated other comprehensive income	8,820	13,286
Total Stockholders' Equity	63,577	72,422
Total Liabilities and Stockholders' Equity	$66,960	$73,977

The accompanying Notes to the Consolidated Financial Statements are
an integral part of these Statements.

HKN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share amounts)

	Year Ended December 31,
	2013	2012

Revenues:
Oil and gas operations	$1,093	$394
Total revenues	1,093	394

Operating costs and expenses:
Oil and gas operating	209	49
Selling, general and administrative	3,520	4,453
Depreciation, depletion and amortization	743	469
Total operating costs and expenses	4,472	4,971

Loss from operations	(3,379)	(4,577)

Other income and expenses:
Interest and other expenses	(36)	(2)
Interest and other income - related party	2,250	1,917
Interest and other income	163	39
Total other income	2,377	1,954

Loss from continuing operations before income taxes	(1,002)	(2,623)
Income tax benefit	—	80
Loss from continuing operations	(1,002)	(2,543)
Loss on disposal of discontinued operations	—	(157)
Loss from discontinued operations	(471)	(467)
Net loss	(1,473)	(3,167)
Accrual of dividends related to preferred stock	(16)	(16)
Gain on payments of dividends of preferred stock	16	16
Net loss attributed to common stock	$(1,473)	$(3,167)
Loss per common share from continuing operations	$(2.46)	$(5.72)
Loss per common share from discontinued operations	(1.15)	(1.40)
Net loss per common share, basic and diluted	$(3.61)	$(7.12)
Weighted average common shares outstanding:
Basic and diluted	408,166	444,502

The accompanying Notes to the Consolidated Financial Statements are
an integral part of these Statements.

HKN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2013	2012

Net loss	$(1,473)	$(3,167)

Foreign currency translation adjustments	160	857
Unrealized gain (loss) on investments	(4,626)	2,426
Other comprehensive income (loss)	(4,466)	3,283
Comprehensive income (loss)	$(5,939)	$116

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

HKN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

							Accumulated
				Additional			Other
	Preferred Stock		Common	Paid-In	Treasury	Accumulated	Comprehensive
	G1	G2	Stock	Capital	Stock	Deficit	Income	Total

Balance, January 1, 2012	$1	$1	$5	$456,235	$—	$(391,003)	$10,003	$75,242
Reverse stock split - buy back of partial shares	—	—	(1)	(115)	—	—	—	(116)
Stock-based compensation expense	—	—	—	81	—	—	—	81
Accrual of preferred stock dividends	—	—	—	—	—	(16)	—	(16)
Issuance of preferred stock dividends	—	—	—	—	—	16	—	16
Treasury stock repurchase	—	—	—	—	(2,901)	—	—	(2,901)
Treasury stock retirements	—	—	—	(2,901)	2,901	—	—	—
Comprehensive income:
Net loss						(3,167)
Unrealized holding gain on available for sale investments							2,426
Unrealized foreign currency gain							857
Total comprehensive income								116
Balance, December 31, 2012	1	1	4	453,300	—	(394,170)	13,286	72,422
Stock-based compensation expense	—	—	—	60	—	—	—	60
Accrual of preferred stock dividends	—	—	—	—	—	(16)	—	(16)
Issuance of preferred stock dividends	—	—	—	—	—	16	—	16
Treasury stock repurchase	—	—	—	—	(2,966)	—	—	(2,966)
Treasury stock retirements	—	—	—	(2,966)	2,966	—	—	—
Comprehensive loss:
Net loss						(1,473)
Unrealized holding loss on available for sale investments							(4,626)
Unrealized foreign currency gain							160
Total comprehensive loss								(5,939)
Balance, December 31, 2013	$1	$1	$4	$450,394	$—	$(395,643)	$8,820	$63,577

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

HKN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(1,473)	$(3,167)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion and amortization	743	469
Stock-based compensation expense	60	81
Income tax benefit	—	(80)
Loss on disposal of discontinued operations	—	157
Amortization of long term note receivable - related party transaction fee	(282)	(141)
Other	(30)	2
Change in operating assets and liabilities:
Accounts receivable and accounts receivable - related party	(141)	(108)
Prepaid assets and other	(97)	(86)
Trade payables and other	691	(353)
Net cash used in operating activities - continuing operations	(529)	(3,226)
Net cash used in operating activities - discontinued operations	(93)	(706)
Net cash used in operating activities	(622)	(3,932)

Cash flows from investing activities:
Capital expenditures	(6,618)	(3,047)
Purchase of Global shares	(171)	(411)
Net proceeds from sales of assets	53	3
Investment in Gerrity Oil joint venture, net of proportionate share of cash acquired of $2 million	—	(2,000)
Origination fee from long term note receivable - related party restructuring	340	—
Repayment of long term note receivable - related party	5,000	—
Issuance of notes receivable to Global, net of transaction fees of $260 thousand	—	(11,740)
Net cash used in investing activities	(1,396)	(17,195)

Cash flows from financing activities:
Reverse split - buy back of partial shares	—	(117)
Purchase of treasury stock	(2,966)	(2,901)
Net cash used in financing activities	(2,966)	(3,018)

Net decrease in cash and cash equivalents	(4,984)	(24,145)
Cash and cash equivalents at beginning of period	19,286	43,431
Cash and cash equivalents at end of period	$14,302	$19,286

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and such differences could be material. Certain prior year amounts have been reclassified to conform with the 2013 presentation.

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

In July 2012, we obtained a 50% interest in Gerrity Oil, LLC (“Gerrity Oil”), a legal entity which held non-operated working interests in properties strategically located in the Bakken and Niobrara shale oil plays. In January 2013, we made the decision to dissolve the joint venture and obtain a direct ownership interest in our 50% portion of the Gerrity Oil assets and properties under a newly formed corporation, HKN Bakken, Inc. (“HBI”). Prior to its dissolution, we had accounted for Gerrity Oil under proportionate consolidation rules pursuant to which our 50% portion of the assets, liabilities and results of operations of Gerrity Oil were included in our consolidated financial statements. Effective January 1, 2013, we began consolidating 100% of HBI. Due to the facts that we followed the proportionate consolidation rules for Gerrity Oil and our ownership interests in the underlying assets have not changed, these events did not affect our consolidated balance sheets or consolidated statements of operations (see Note 3 – “HKN Bakken, Inc.”).

As a result of the sales of our Gulf Coast oil and gas properties and the abandonment of our coalbed methane projects during 2011, any remaining Gulf Coast oil and gas and coalbed methane activities are included as discontinued operations on the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for all periods presented.

Statement of Cash Flows - For purposes of the consolidated statements of cash flows, we consider all highly liquid investments and treasury bills purchased with an original maturity of three months or less to be cash equivalents. No interest or income taxes were paid for the years ended December 31, 2013 and 2012.

Concentrations of Credit Risk - Although our cash and cash equivalents and accounts receivable are exposed to potential credit loss, we do not believe such risk to be significant. Cash and cash equivalents include investments in money markets placed with highly rated financial institutions.

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are customer obligations due under normal trade terms. We had $285 thousand and $195 thousand in trade receivables related to oil and gas production at December 31, 2013 and 2012, respectively. We had other accounts receivable of $49 thousand and $8 thousand at December 31, 2013 and 2012, respectively.

Senior management reviews accounts receivable to determine if any receivables will potentially be uncollectible. We include provisions for any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. However, actual write-offs could exceed the recorded allowance. We recorded an allowance within our Assets of Discontinued Operations of $2 thousand and $156 thousand for a potentially uncollectible account related to our discontinued operations during the years ended December 31, 2013 and 2012, respectively. We also recorded $65 thousand for our portion of a potentially uncollectible account related to our Gerrity Oil joint venture during the year ended December 31, 2012. No allowance has been recognized on our accounts receivable as of December 31, 2013.

Accumulated Other Comprehensive Income – Comprehensive income includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Changes in our accumulated other comprehensive income during the period is as follows (in thousands):

	Foreign Currency	Unrealized	Accumulated Other
	Translation	Gain (Loss) on	Comprehensive
	Adjustments	Investments	Income

Balance as of December 31, 2012	$1,055	$12,231	$13,286
Current period other comprehensive income (loss)	160	(4,626)	(4,466)
Balance as of December 31, 2013	$1,215	$7,605	$8,820

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

The BWI weathered lagoon plant with costs of $6.2 million within property and equipment on our consolidated balance sheets has not been depreciated at December 31, 2013, as it has not been placed in service as of the date of these financial statements. In addition, Construction in Progress of $8.8 million related to the BWI Arctic Star plant under development within property and equipment on our consolidated balance sheets is not subject to depreciation while it is under construction. Once construction and commissioning is completed, the Arctic Star plant will be placed in use and subject to depreciation.

Other property and equipment, which includes computer equipment, computer hardware and software, furniture and fixtures, leasehold improvements and automobiles, is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from 3 to 5 years. We recorded depreciation expense related to other property and equipment of $59 thousand and $52 thousand for the years ended December 31, 2013 and 2012, respectively.

Oil and Gas Properties – We use the successful efforts method of accounting for our HBI oil and gas activities. The significant principles for this method are:

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

Capital amounts attributable to developed oil and gas properties of $4.1 million are depleted by the unit-of-production method over proved reserves using the unit conversion ratio for gas of six Mcf of gas to one barrel of oil equivalent (“BOE”), and one barrel of NGLs to one BOE. Undeveloped properties of $354 thousand are excluded from this calculation. Depreciation, depletion and amortization expense for oil and gas producing properties and related equipment was $479 thousand and $212 thousand for the years ended December 31, 2013 and 2012, respectively.

We use the sales method to recognize our oil and gas revenues. Under this method, revenues are recognized based on our interests of the actual volumes of gas and oil sold to purchasers.

Intangible Assets – Our intangible assets consist of patents acquired in connection with our investment in BWI. Our patents have been valued at $2.6 million and are amortized on a straight-line basis over a period of 6-21 years, based on their respective contractual lives. The expiration of patents during the next five years is not expected to have a material effect on our expected future cash flows of our BWI investment. Accumulated amortization in the amount of $924 thousand has been recorded on these patents to date. We have recorded amortization expense related to these patents of $205 thousand for both the years ended December 31, 2013 and 2012, respectively. Patent annuity fees and legal fees related to the renewal of our existing patents are expensed as incurred and recorded within selling, general and administrative expenses in our consolidated statements of operations. The estimated future annual amortization of our patents over the next five years is as follows (in thousands):

Year	Amount
2014	$205
2015	191
2016	183
2017	170
2018	75
Thereafter	843
Total	$1,667

Investment in Global – We do not account for our investment in Global as an equity method investment in spite of our 35% ownership. We are unable to obtain U.S. GAAP financial statements quarterly to perform equity method accounting due to the semi-annual reporting requirements Global follows under the AIM exchange rules. As a result, we account for Global as an available for sale investment.

Our policy is to review our investment in Global semi-annually or more often if any indicators of impairment become known. We continuously monitor macroeconomic indicators and track Global’s stock price volatility for any downward trends in the market. We also review public financial information including Global’s published financial statements and investor presentations, as well as financial analysts reviews and recommendations for any indicators of an other than temporary impairment in our carrying value. Additionally, we monitor public reports regarding the reserves in Colombia’s Middle Magdalena basin in which Global operates. In addition to these external indicators, we also assess internally our ability and intent to hold our investment in Global should the fair value drop below our cost. Any resulting other than temporary impairment would be immediately recognized in earnings.

Other Assets – At December 31, 2013, other assets included $239 thousand in prepaid drilling costs related to the drilling and completion of wells held by HBI, $10 thousand in spare parts inventory and a $10 thousand deposit for the Arctic Star plant site lease.

Notes Receivable – Our notes receivable are stated at their outstanding principal balance, less any allowance for doubtful accounts and deferred transaction fees. Transaction fees related to the notes are deferred and amortized using the effective interest method over the life of the loan and are recognized in interest income from related parties within our consolidated statements of operations.

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

Provision for Asset Impairments - Assets that are used in our operations and not held for sale, are carried at cost, less accumulated depreciation and amortization. We review our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When evidence indicates that operations will not produce sufficient cash flows to cover the carrying amount of the related asset, and when the carrying amount of the related asset cannot be realized through sale, a permanent impairment is recorded and the asset value is written down to fair value. No impairment has been recognized as of December 31, 2013.

Accrued Liabilities and Other – At December 31, 2013, accrued liabilities and other included approximately $1.1 million in accrued capital costs related to the construction of the Arctic Star plant and approximately $209 thousand in accrued capital costs related to the drilling and completion of HBI wells under development.

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

(2)         BRITEWATER INTERNATIONAL, INC.

BWI, a wholly-owned subsidiary, owns a patented oilfield emulsion breaking technology. This is a continuous process technology that can purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids, thereby reducing the environmental impact and disposal costs of these waste materials while recovering valuable oil. BWI has completed the design of standardized modules which can be used for both upstream and downstream applications in the oil and gas industry, including processing oilfield and refinery emulsions to recover valuable oil and oil spill remediation.

BWI’s wholly-owned subsidiary, Arctic Star Alaska, Inc. (“Arctic Star”) is currently completing the process of constructing a mobile waste processing plant which will be located on the North Slope of Alaska. Arctic Star currently holds contracts which grant them the right of first refusal for oilfield waste generated in certain fields on the North Slope.

BWI also has a completed purpose-built plant which was designed to break emulsions found in weathered lagoon pits.

BWI Results of Operations - We recognized losses of $1.6 million and $1.9 million for the years ended December 31, 2013 and 2012, respectively, related to BWI in our consolidated statements of operations.

BWI Contingency – BWI has a contingent liability of $800 thousand which may be payable upon the conclusion of certain performance events related to its weathered lagoon plant. There were no changes to the BWI liability recorded during the year ended December 31, 2013.

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

Prior to its dissolution, we accounted for Gerrity Oil under proportionate consolidation rules pursuant to which our 50% portion of the assets, liabilities and results of operations of Gerrity Oil were included in our consolidated financial statements. Effective January 1, 2013, we began consolidating 100% of HBI. Due to the facts that we followed the proportionate consolidation rules for Gerrity Oil and our ownership interests in the underlying assets have not changed, these events did not affect our consolidated balance sheets or consolidated statements of operations.

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

Assuming our 50% portion of Gerrity Oil was acquired on January 1, 2012, proforma revenues and earnings for the year ended December 31, 2012 would not be material to our financial statements.

(4)         INVESTMENT IN GLOBAL

Our non-current available-for-sale investment consists of our ownership of approximately 35% of Global’s outstanding ordinary shares at December 31, 2013.

During 2013, we purchased an additional 105 thousand shares of Global for $171 thousand, increasing our ownership from 34.22% to 34.51%. During 2012, we purchased 230 thousand shares of Global for $411 thousand. At December 31, 2013 and 2012, our investment in Global was equal to the market value of Global’s ordinary shares as follows (in thousands, except share amounts):

	December 31, 2013	December 31, 2012

Shares of Global Stock Held by HKN	12,462	12,357

Closing Price of Global Stock	£0.94	£1.18

Foreign Currency Exchange Rate	1.6574	1.6259

Market Value of Investment in Global	$19,312	$23,607

The foreign currency translation adjustment of approximately $160 thousand and the unrealized loss on investment of $4.6 million for these changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the year ended December 31, 2013.

Our policy is to review our investment in Global semi-annually or more often if any indicators of impairment become known. We continuously monitor macroeconomic indicators and track Global’s stock price volatility for any downward trends in the market. We also review public financial information including Global’s published financial statements and investor presentations, as well as financial analysts’ reviews and recommendations for any indicators of an other than temporary impairment in our carrying value. Additionally, we monitor public reports regarding the reserves in Colombia’s Middle Magdalena basin in which Global operates. We also assess internally our ability and intent to hold our investment in Global should the fair value drop below our cost. Any resulting other than temporary impairment would be immediately recognized in earnings. We have not recognized any such impairment as of December 31, 2013. We currently have a cumulative unrealized gain position on our investment in Global of $8.8 million.

(5)         NOTES RECEIVABLE – RELATED PARTY

In March 2013, we entered into a new loan agreement (the “Global 2013 Note”) with Global to refinance the outstanding $5 million Global Note Receivable and the $12 million Global Loan into one $17 million note. The Global 2013 Note extended the maturity date to June 15, 2015 and increased the interest rate from 12.5% to 12.75%. Principal payments are required quarterly and began on March 31, 2013. During the year ended December 31, 2013, we have received $5 million in principal payments from Global. Accrued interest on the outstanding principal balance is due on each quarterly principal payment date. During the years ended December 31, 2013 and 2012, we have received approximately $2 million and $1.8 million, respectively, in interest payments from Global. Payment of the Global 2013 Note is guaranteed by Global’s principal operating subsidiary. In connection with the new loan agreement, Global paid us a transaction fee of $340 thousand, of which $177 thousand was deferred and presented net of our long term notes receivable at December 31, 2013. The remaining deferred transaction fee will be recognized over the life of the loan. Additionally, we recognized $86 thousand of unamortized origination fees related to the old loans upon execution of the new note agreement. The remaining payments due to us under the new Global 2013 Note are as follows: $1.5 million due quarterly from March 31, 2014 through March 31, 2015 and $4.5 million due June 15, 2015.

Currently, our related party loans are classified as long-term due to the historic uncertainty around the timing of collection in spite of the stated repayment terms in the agreements. As of December 31, 2013, all required quarterly payments on the Global 2013 Note have been received from Global. As a related party, however, it is in our best interest to work with Global on payment terms to maximize our return on this investment. We assess the collectability of our related party loan with Global on a semi-annual basis based on review of their publicly disclosed financial information. Additionally, we continually monitor all Global disclosures for any events that could adversely affect their liquidity or results of operations. As of the date of this annual report on Form 10-K we do not have any reason to believe that our Global 2013 Note is not collectible or is impaired. Accordingly, we did not record any allowance for doubtful accounts related to our related party notes receivable at December 31, 2013.

(6)         ASSET RETIREMENT OBLIGATION

We recognize the present value of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. A summary of our asset retirement obligations as of December 31, 2013 is as follows (in thousands):

	Asset Retirement
Asset Category	Obligation		Estimated Life

Oil and gas producing properties	$2	(1)	27.5 years

__________________________

(1) This is a recurring Level 3 fair value measurement.

The following table describes all changes to our asset retirement obligation liability during the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012

Asset retirement obligation at beginning of period	$4	$—
Additions during the period	1	4
Revisions of estimates	(3)	—
Accretion expense	—	—
Asset retirement obligation at end of period	$2	$4

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

  Level 3 – Valuation inputs are unobservable and significant to the fair value measurement.

The following tables present recurring financial assets which are carried at fair value as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3

Investment in Global (1)	$19,312	$—	$—

	December 31, 2012
	Level 1	Level 2	Level 3

Investment in Global (1)	$23,607	$—	$—

 ____________________________

(1) Global’s ordinary shares are publicly traded on the Alternative Investment Market (“AIM”), a market operated by the London Stock Exchange, with quoted prices in active markets. Accordingly, the fair value measurements of these securities have been classified as Level 1.

(8)         DISCONTINUED OPERATIONS

As a result of the sales of our Gulf Coast oil and gas properties and the abandonment of our coalbed methane projects during 2011, all related activities are included as discontinued operations on the consolidated balance sheets and consolidated statements of operations for all periods presented.

The carrying amounts of the major classes of assets and liabilities for our discontinued oil and gas operations are summarized below (in thousands):

	December 31,	December 31,
	2013	2012

Current Assets:
Accounts receivable, net	$6	$—
Total Current Assets	6	—
Total Assets of Discontinued Operations	$6	$—

Current Liabilities:
Trade payables	$29	$3
Revenues and royalties payable	18	17
Accrued liabilities and other	113	227
Total Current Liabilities	160	247
Total Liabilities of Discontinued Operations	$160	$247

Our Accrued Liabilities and Other at December 31, 2013 consists of legal fees related to the XPLOR Energy Litigation (see Note 15 – “Commitments and Contingencies”).

Cash used by discontinued operations during the year ended December 31, 2013 is mainly related to legal costs resulting from the sale of the oil and gas properties. Upon resolution of the XPLOR Energy litigation and regulatory matters, no significant activities are expected related to these discontinued operations.

The revenues and net income (loss) before income tax associated with our discontinued oil and gas operations are as follows (in thousands):

	Years Ended December 31,
	2013	2012

Revenues and other:
Oil and gas operations	$—	$—
Oil and gas processing and handling income	—	—
Total revenues from discontinued operations	$—	$—

Loss from discontinued operations before taxes	$(471)	$(467)

We recognized a loss of $157 thousand on the 2011 disposal of our Gulf Coast oil and gas properties during the year ended December 31, 2012, as a result of decreases in actual retained plugging and abandonment costs over estimates at December 31, 2011. No additional losses were recognized on this disposal during the year ended December 31, 2013.

(9)         INCOME TAXES

The total provision for income taxes consists of the following:

	Years Ended December 31,
	2013	2012
	(in thousands)
Current Taxes:
Federal	$—	$—
State	—	—
Deferred Taxes:
Federal	—	(80)
State	—	—
Total tax benefit	$—	$(80)

The following is a reconciliation of the reported amount of income tax benefit for the years ended December 31, 2013 and 2012 to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income:

	Years Ended December 31,
	2013	2012
	(in thousands)

Statutory tax benefit	$(340)	$(892)
Increase (decrease) in valuation allowance
Change in valuation allowance	337	(3,137)
Effect of subsidiary tax consolidation	—	—
Expiration of capital loss carryforwards	—	9
Expiration of NOL carryforwards	—	4,007
Benefit realized on settlement of unrecognized tax benefit	—	(80)
Effect of permanent differences and other	3	13
Total tax benefit	$—	$(80)

At December 31, 2013, we had available for U.S. federal income tax reporting purposes, a net operating loss (NOL) carryforward for regular tax purposes of approximately $99 million which expires in varying amounts during the tax years 2018 through 2033, an alternative minimum tax NOL carryforward of approximately $85 million which expires in varying amounts during the tax years 2018 through 2033, and a statutory depletion carryforward of approximately $8 million which can be carried forward indefinitely to offset our future taxable income, subject to certain limitations imposed by the Internal Revenue Code. Additionally, at December 31, 2013, we have a capital loss carryforward of approximately $8 million which will expire during the years 2014 through 2015. Current federal income tax law allows corporations to deduct capital losses only if they offset capital gains. In 2003, we underwent a change in ownership, within the meaning of Internal Revenue Code Section 382, which significantly restricts our ability to utilize our domestic NOLs and capital losses.

The components of our federal deferred income taxes were as follows for the years ended December 31, 2013 and 2012:

43

	2013	2012
	(in thousands)
Deferred tax assets:
Net operating losses (NOL) carryover	$33,973	$33,444
Depletion carryover	3,020	3,020
Share based compensation	48	28
Deferred book liabilities	1	1
Loan origination fees	60	41
Book vs. tax basis in investments	20,683	19,165
Capital loss carryover	2,688	2,688
Total gross deferred tax assets	60,473	58,387
Deferred tax liabilities:
Property and equipment	(824)	(753)
Net deferred tax assets	59,649	57,634
Less valuation allowances	(59,649)	(57,634)
Deferred tax liabilities, net of valuation allowance	$—	$—

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. The tax years 2010-2013 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.  The tax years 2009-2013 also remain open for examination purposes for the Texas Franchise tax.

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

The following table illustrates changes in our gross unrecognized tax benefits (in thousands) for the years ending December 31, 2013 and 2012.

	2013	2012

Unrecognized tax benefits at January 1,	$—	$225
Increases for positions taken in current year	—	—
Decreases for positions taken in current year	—	—
Decreases for settlements with taxing authorities	—	(225)
Decreases for lapses in the applicable statute of limitations	—	—
Unrecognized tax benefits at December 31,	$—	$—

(10)         STOCKHOLDERS’ EQUITY

Common Stock - We have authorized 2 million shares of $.01 par value common stock. At December 31, 2013 and 2012, we had 401,943 and 435,328 shares, respectively, issued and outstanding. Dividends may not be paid to holders of our common stock prior to the satisfaction of all dividend obligations related to our Series G1 and Series G2 preferred stock.

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

Treasury Stock - At December 31, 2013 and 2012, we held no shares of treasury stock. In January 2013, we announced that our Board of Directors authorized the cancellation of our amended September 2005 stock repurchase plan and authorized a new stock repurchase program which allows us to buy back up to 45 thousand shares of our common stock. During the year ended December 31, 2013, we purchased and retired approximately 33 thousand shares of our common stock in privately negotiated transactions for approximately $3 million. As of December 31, 2013, approximately 12 thousand shares remained available for repurchase under our repurchase program.

Series G1 Convertible Preferred Stock - Our Series G1 convertible preferred stock (“Series G1 preferred”), which was issued in 2000, has a liquidation value of $100 per share, is non-voting, and is convertible at the holder’s option into our common stock at a conversion price of $11,200 per share. At December 31, 2013 and 2012, there were 1,000 shares of Series G1 preferred issued and outstanding.

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

Series G2 Convertible Preferred Stock - Our Series G2 convertible preferred stock (“Series G2 preferred”), which was issued in 2000, has a liquidation value of $100 per share, is non-voting, and is convertible at the holder’s option into our common stock at a conversion price of $2,688 per share. The Series G2 preferred is also convertible by us into shares of our common stock if for any period of twenty consecutive calendar days the average of the closing prices of our common stock during such period shall have equaled or exceeded $3,360 per share. At December 31, 2013 and 2012, there were 1,000 shares of Series G2 preferred issued and outstanding.

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

Changes in our common, preferred and treasury shares during 2013 and 2012 are as follows:

	Number of Shares
Description	Preferred G1	Preferred G2	Common	Treasury
Balance as of December 31, 2011	1,000	1,000	462,015	—
Shares issued for preferred stock dividends	—	—	4	—
Reverse stock split - buy back of partial shares	—	—	(1,485)	—
Treasury stock repurchase	—	—	—	25,206
Treasury stock retirements	—	—	(25,206)	(25,206)
Balance as of December 31, 2012	1,000	1,000	435,328	—
Shares issued for preferred stock dividends	—	—	4	—
Treasury stock repurchase	—	—	—	33,389
Treasury stock retirements	—	—	(33,389)	(33,389)
Balance as of December 31, 2013	1,000	1,000	401,943	—

Convertible Preferred Stock - At December 31, 2013, if our remaining convertible preferred stock were converted we would be required to issue the following amounts of our common stock:

		Shares of Common
		Stock Issuable at
Instrument	Conversion Price (1)	December 31, 2013

Series G1 Preferred	$11,200	8
Series G2 Preferred	$2,688	37
Common Stock Potentially Issued Upon Conversion		45
_______________________ (1) Certain conversion prices are subject to adjustment under certain circumstances.

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

In April 2012, 40 thousand options were granted to BWI officers and directors with an exercise price of $14.50 per share of BWI common stock and a vesting period of three years, with one third of the options vesting on the first, second and third anniversaries of the grant date. As of December 31, 2013, 14 thousand of these options were forfeited and approximately 9 thousand options were exercisable. The grant date fair value of the stock of $14.50 per share was based on an independent third-party valuation. This valuation used the income approach method based on a discounted forecasted cash flow analysis.

In December 2013, 24.5 thousand options were granted to BWI directors, officers and employees with an exercise price of $31.60 per share of BWI common stock and a vesting period of three years, with one third of the options vesting on the first, second and third anniversaries of the grant date. As of December 31, 2013, none of these options were exercisable. The grant date fair value of the stock of $31.60 per share was based on an independent third-party valuation. This valuation used the income approach method based on a discounted forecasted cash flow analysis.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period, using the straight-line method. The weighted average grant date fair value of each stock option granted during the years ended December 31, 2013 and 2012 was $16.89 and $8.56, respectively. The fair value of each option at the grant date was estimated by using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Grant Date
	December	April
	2013	2012
Expected dividend yield	0.00%	0.00%
Expected volatility	56.00%	65.00%
Expected life (in years)	6.00	6.00
Risk free interest rate	1.86%	1.29%

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

We are also required to estimate forfeitures at the time of grant, and to revise those estimates in subsequent periods if actual forfeitures differ from our estimates as a cumulative adjustment in the period of revision. Stock compensation is recorded only for those awards that are expected to vest. No forfeiture rate was applied during the years ended December 31, 2013 or 2012, as no forfeitures were expected. However, in the fourth quarter of 2012 and the first quarter of 2013, a total of 14 thousand shares were forfeited and an immaterial amount of stock compensation expense was reversed. No additional forfeiture rate was applied during the year ended December 31, 2013, as no further forfeitures were expected.

 The following table summarizes stock option activity during the year ended December 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2013	38,000	$14.50
Granted	24,500	31.60
Exercised	—	—
Forfeited or Expired	(12,000)	14.50
Oustanding at December 31, 2013	50,500	$22.80	9.08	$445
Exercisable at December 31, 2013	8,667	$14.50	8.27	$148

The following table summarizes nonvested option activity during the year ended December 31, 2013:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2013	38,000	$8.56
Granted	24,500	16.89
Vested	(8,667)	8.56
Forfeited	(12,000)	8.56
Nonvested at December 31, 2013	41,833	$13.44

At December 31, 2013, there was approximately $495 thousand of total unrecognized stock compensation expense. This compensation expense is expected to be recognized over the weighted-average vesting term remaining of 2.62 years.

Total stock-based compensation recognized within selling, general and administrative expenses in the Company’s consolidated statements of operations for the years ended December 31, 2013 and 2012 was $60 thousand and $81 thousand, respectively.

(12)         RELATED PARTY TRANSACTIONS

Our related party transactions at December 31, 2013 include our $12 million note receivable from Global. Our CEO, Mikel Faulkner, serves as Chairman of Global. Please see Note 5 - “Notes Receivable – Related Party” for additional information on our note receivable from Global.

Our related party transactions also include purchases of shares of Global. See Note 4 – “Investment in Global” for additional information on our purchases of Global stock.

(13)         SEGMENT INFORMATION

We currently have one reportable segment consisting of our investment in BWI which is managed separately. Our BWI operating segment owns a patented oilfield emulsion breaking technology. This is a continuous process technology that can purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids, thereby reducing the environmental impact and disposal costs of these waste materials while recovering valuable oil. See Note 2 – “BriteWater International, Inc.” for further discussion.

We have included activity of our parent company, HKN, in our disclosure to reconcile to our consolidated operating loss and total assets. HKN includes our investment in Global, our non-operated working interests in properties held by HBI, performance of general corporate activities such as corporate reporting and governance, financing, management and growth of current operations and the evaluation of new investment opportunities. Our accounting policies for each of our operating segments are the same as those for our consolidated financial statements. Intersegment interest income and intersegment expenses between our parent company and BWI have been eliminated in consolidation. There were no material intersegment sales or transfers for the periods presented.

At December 31, 2012 we reported our investment in Gerrity Oil as a reportable segment. In January 2013, we made the decision to dissolve the joint venture and obtain a direct ownership interest in our 50% portion of the Gerrity Oil assets and properties under a newly formed corporation, HBI. The oil and gas operations of the newly formed HBI entity were absorbed by HKN personnel and no additional resources were allocated to the management of those operations. Therefore, we do not consider our investment in HBI to be a separate operating segment as of December 31, 2013. Since Gerrity Oil was previously reported as a separate reportable segment at December 31, 2012, that period has been restated to be included with the HKN parent company activity consistent with the year ended December 31, 2013.

Our financial information, expressed in thousands, for each of our operating segments for the years ended December 31, 2013 and 2012 is as follows:

	For the Year Ended December 31, 2013

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$1,093	$—	$—	$1,093
Oil and gas expenses	(209)	—	—	(209)
Selling, general and administrative expenses	(2,767)	(753)	—	(3,520)
Depreciation, depletion and amortization	(523)	(220)	—	(743)
Interest and other expenses	(36)	(651)	651	(36)
Interest and other income - related parties	2,901	—	(651)	2,250
Interest and other income	163	—	—	163
Segment income (loss) from continuing operations	$622	$(1,624)	$—	$(1,002)
Capital Expenditures	$694	$5,924	$—	$6,618
Total Assets	$62,149	$17,014	$(12,203)	$66,960

	For the Year Ended December 31, 2012

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$394	$—	$—	$394
Oil and gas expenses	(49)	—	—	(49)
Selling, general and administrative expenses	(3,081)	(1,372)	—	(4,453)
Depreciation, depletion and amortization	(254)	(215)	—	(469)
Interest and other expenses	—	(305)	303	(2)
Interest and other income - related parties	2,220	—	(303)	1,917
Interest and other income	39	—	—	39
Income tax benefit	80	—	—	80
Segment income (loss) from continuing operations	$(651)	$(1,892)	$—	$(2,543)
Capital Expenditures	$1,949	$1,098	$—	$3,047
Total Assets	$78,911	$4,670	$(9,604)	$73,977

(14)         EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock.

The following table sets forth the computation of basic and diluted income (loss) per share for the years ended December 31, 2013 and 2012 (in thousands, except per share data):

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Net Loss Attributed to Common Stock	Weighted-Average Shares	Per Share Loss	Net Loss Attributed to Common Stock	Weighted-Average Shares (3)	Per Share Loss
Basic EPS:
Loss from continuing operations (1)	$(1,002)		$(2.46)	$(2,543)		$(5.72)
Loss from discontinued operations	(471)		(1.15)	(624)		(1.40)
Net loss attributed to common stock	$(1,473)	408	$(3.61)	$(3,167)	445	$(7.12)
Effect of dilutive securities
Preferred stock (2)	—	—	—	—	—	—
Diluted loss per share	$(1,473)	408	$(3.61)	$(3,167)	445	$(7.12)

__________________________

(1)	Includes accrual of dividends, net of the gain on dividends paid with common shares, related to preferred stock for the years ended December 31, 2013 and 2012.

(2)	Includes 46 shares of our common stock related to our Series G1 preferred and Series G2 preferred stock for the years ended December 31, 2013 and 2012, respectively. These shares were issuable upon their conversion in the period presented and were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

(3)	Retroactively reflects the effect of a one-for-forty reverse stock split effective October 30, 2012 (see Note 10 – “Stockholders’ Equity”).

(15)         COMMITMENTS AND CONTINGENCIES

Leases - We lease our corporate and other office space. Total office operating lease payments during 2013 and 2012 totaled $209 thousand and $189 thousand, respectively. In addition, we have capital equipment leases related to our Arctic Star project which begin in 2014. Future minimum rental payments required under all leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2013 are as follows (in thousands):

Year	Operating Leases	Capital Leases
2014	$189	$246
2015	192	329
2016	194	82
2017	131	—
Thereafter	—	—
Total	$706	$657

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

Main Pass Environmental Investigations – In January 2013, we were notified by the Louisiana Department of Environmental Quality (“LDEQ”) of an investigation and potential penalty related to the TPIC allegations of improper salt water disposal at the Main Pass 35 field previously owned by our subsidiary XPLOR Energy SPV-1, Inc. At the time of filing this report on Form 10-K, the LDEQ had not completed its investigation. In March 2013, we were advised that the U.S. Environmental Protection Agency was undertaking a criminal investigation of the salt water disposal incident. We are not aware of any damage to or spill from the salt water disposal system prior to TPIC’s ownership; accordingly, as of December 31, 2013, we did not record a contingency related to these investigations.

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

TPIC has filed a lawsuit against XPLOR in the 236th Judicial District Court, Tarrant County, Texas. The case is styled: Texas Petroleum Investment Company vs. XPLOR Energy SPV-1, Inc., Richard Cottle, Sarah Gasch, and John Hewitt. In the lawsuit, TPIC has asserted claims of fraud, fraudulent inducement, negligent misrepresentation, and indemnity related to its purchase of a production platform and associated assets from XPLOR. TPIC’s claims focus on alleged salt water system defects, related repairs to the facilities, and purported representations regarding the condition of the platform and associated assets. TPIC is seeking an unstated amount of alleged actual and exemplary damages as well as costs and fees. Although litigation is inherently uncertain, based upon the information known to date, we do not believe TPIC’s claims have merit. Accordingly, as of December 31, 2013, we did not record a contingency related to TPIC’s allegations as we do not currently believe that it is probable that HKN or XPLOR would be responsible for the costs, fees and damages allegedly incurred by TPIC as a result of its claims, the salt water disposal issues, or third party or governmental claims, if any, resulting therefrom.  We intend to vigorously defend any assertions related to the above lawsuit.  Based upon information known to date, the range of estimated loss if TPIC were to prevail on its claims is currently estimated not to exceed $2.5 million in damages, costs, and fees.

Point Au Fer Lawsuit – During the second quarter 2013, we learned HKN, Inc. was named in a lawsuit filed in the 32nd Judicial District Court for the Parish of Terrebonne, Louisiana by Point Au Fer, L.L.C., and The Roman Catholic Church of the Archdiocese of New Orleans.  The case is styled: Point Au Fer, L.L.C., and The Roman Catholic Church of the Archdiocese of New Orleans v. ExxonMobil Oil Corporation, et al, No. 169160. In the lawsuit, the plaintiffs have alleged that real property they own in Terrebonne Parish has been environmentally damaged as a result of oil and gas exploration activities of twenty different defendants.  The plaintiffs seek damages for testing and remediation of the property, property stigma, loss of use of land and lost profits, civil fruits for defendants trespass, land loss and subsidence, punitive or exemplary damages and attorney’s fees. Per Louisiana law, no actual dollar amount of damages has been alleged in the Petition. With specific regard to HKN, Inc., out of over one hundred wells identified in the Petition, HKN, Inc. only drilled one well, the MA Smythe Nelson #1, which was a dry hole. The MA Smythe Nelson #1 was drilled on June 2, 1980 and plugged and abandoned on July 12, 1980.  We have and intend to continue to vigorously defend any assertions related to the above lawsuit. Due to the inherent uncertainties of the lawsuit at this time, we cannot accurately predict the ultimate outcome of the matter. Accordingly, at December 31, 2013, we did not record a contingency related to this matter.

Point a la Hache Lawsuit – During the second quarter 2013, we learned XPLOR Energy Operating Company and XPLOR Energy SPV-1, Inc. were named in a lawsuit filed in the 25th Judicial District Court for the Parish of Plaquemines, Louisiana. The case is styled: Catherine P. Alford et al. v. BP America Production Company, et al., Docket No. 60-479. In the lawsuit, eight plaintiffs have sued 25 defendants, alleging that they own and/or use a certain 4,480 acres located in the Pointe a la Hache oil and gas field.  Plaintiffs further allege that the property has been contaminated or otherwise damaged by oil and gas exploration and production activities.  Per Louisiana law, no actual dollar amount of damages has been alleged in the Petition. Investigation of the underlying factual background is in the preliminary stages but we intend to vigorously defend any assertions related to the above lawsuit. Due to the inherent uncertainties of the lawsuit at this time, we cannot accurately predict the ultimate outcome of the matter.  Accordingly, at December 31, 2013, we did not record a contingency related to this matter.

SLFPA-E Litigation – Plaintiffs South Louisiana Flood Protection Authority—East (“SLFPA-E”) filed this lawsuit in Louisiana state court against over 90 oil and gas and pipeline companies. Generally the lawsuit alleges that activities by defendants—primarily but not exclusively the dredging of canals—have made it more difficult for the SLFPA-E to protect the New Orleans metropolitan area from flooding. Defendants have removed the case to federal court, but the plaintiff seeks to remand the case back to state court. Until that issue is resolved, there is no pending discovery or other activity in the case. The petition alleges that HKN, Inc. is "by virtue of [one or more of] mergers, acquisitions, name changes, etc., responsible for" the actions of Tejas Power Corporation, which is alleged to have obtained in the 1980s certain dredging permits and rights of way.  HKN, Inc. disputes that it is responsible for any actions of Tejas Power Corporation.  The public record appears to suggest that Tejas Power Corporation may have been a subsidiary of Harken Oil and Gas, Incorporated (a previous name of HKN, Inc.) for a few years in the 1980s and 1990s.  However, there appears to be nothing to indicate that HKN, Inc. would have liability for the actions of Tejas Power Corporation, which continued to exist after HKN, Inc. no longer had any interest in Tejas Power Corporation. Due to the inherent uncertainties of the lawsuit at this time, we cannot accurately predict the ultimate outcome of the matter.  Accordingly, at December 31, 2013, we did not record a contingency related to this matter.

Louisiana Limited Scope Audit – In April 2012, we received notice from the State of Louisiana’s Department of Revenue that our discontinued oil and gas subsidiary, XPLOR Energy Operating Company, was the subject of a limited scope sales tax audit focused on the company’s on-site use and consumption of lease gas in connection with its lease, gathering and pipeline operations from January 1, 2006 through June 30, 2009. The Louisiana Department of Revenue issued a preliminary assessment, or “Notice of Proposed Tax Due,” preliminarily assessing sales tax of $194 thousand and related penalties and interest of $145 thousand, resulting in a total assessment of $339 thousand. In July 2012, we filed an audit protest with the Louisiana Department of Revenue challenging the preliminary assessment, as we do not agree with the legal basis of the assessment or the methodology in which the taxes were calculated and plan to vigorously defend our position. Due to the inherent uncertainties of the audit protest and preliminary assessment, we cannot accurately predict the ultimate outcome of the matter. Accordingly, at December 31, 2013, we did not record a contingency related to this matter. In the event of a negative outcome, the potential loss related to the audit and preliminary assessment is currently estimated not to exceed $339 thousand.

(16)         OIL AND GAS DISCLOSURES (unaudited)

The following information is presented with regard to our proved oil and gas reserves acquired during the year ended December 31, 2012 (in thousands):

Costs incurred in property acquisition, exploration and development activities (in thousands):

	Years Ended December 31,
	2013	2012
Domestic costs incurred:
Acquisition of properties
Proved	$4	$2,451
Unproved	—	—
Exploration	—	—
Development	1,359	502
Total domestic costs incurred	$1,363	$2,953

Capitalized Costs Relating to Oil and Gas Producing Activities (in thousands):

	Years Ended December 31,
	2013	2012
Capitalized costs:
Proved properties	$4,124	$2,953
Unproved properties	326	—
Total capitalized costs	4,450	2,953
Less accumulated depreciation and amortization	(691)	(212)
Net capitalized costs	$3,759	$2,741

Included in the capitalized costs of proved properties of $4.1 million are approximately $3.2 million in costs related to producing wells and related equipment and approximately $674 thousand in costs related to mineral interests in properties.

Results of Operations from Oil and Natural Gas Producing Activities

	Years Ended December 31,
	2013	2012
	(in thousands)

Oil and gas revenues	$1,093	$394
Less:
Oil and gas operating costs	209	49
Depreciation and amortization	479	212
Accretion expense	—	—
Total oil and gas expenses	688	261
Results of operations from oil and gas producing activities	$405	$133

Oil and Gas Reserve Data - (Unaudited) - The following information is presented with regard to our proved oil and gas reserves. The reserve values and cash flow amounts reflected in the following reserve disclosures are based on a simple average of the first day of the month price for the period of January 1, 2013 to December 1, 2013, in accordance with ASC 932, Oil and Gas Reserve Estimation and Disclosure and the Securities and Exchange Commission’s Final Rule, Modernization of the Oil and Gas Reporting Requirements.

The following table presents our independent petroleum consultants’ estimates of our proved crude oil and natural gas reserves. As of December 31, 2012, we did not include immaterial interests in our reserve estimates, and as a result no nonproducing or undeveloped locations were evaluated or included in this reserve report.  At December 31, 2013, we obtained a third party reserve valuation for all our proved reserves. This report resulted in an overall increase of proved reserves of approximately 180 thousand bbls and 231 thousand mcfs. This consisted of an increase to our proved developed reserves of approximately 35 thousand bbls and 44 thousand mcfs, and an increase to our proved undeveloped reserves of approximately 145 thousand bbls and 187 thousand mcfs.

	(Unaudited)
	Total (1)
	Oil (Mbbls)	Gas (Mmcf)
Proved reserves:
As of December 31, 2011	—	—
Production	(4)	(6)
Purchases of reserves in place	21	35
As of December 31, 2012	17	29
Extensions and discoveries	187	247
Revisions	4	(2)
Production	(11)	(14)
As of December 31, 2013	197	260

Proved developed reserves at:
December 31, 2013	52	73
Proved undeveloped reserves at:
December 31, 2013	145	187

 ________________________________________________

(1)	All reserves were held within the United States for the years ended December 31, 2013 and 2012.

“Standardized measure” relates to the estimated discounted future net cash flows, as adjusted for our asset retirement obligations, and major components of that calculation relating to proved reserves at the end of the year in the aggregate and by geographic area, based on average prices, costs, and statutory tax rates and using a 10% annual discount rate. Prices at December 31, 2013 were based on a simple average of the first day of the month price for the period of January 1, 2013 to December 1, 2013 of $93.42 per barrel and $3.67 per mmbtu, as adjusted by basin for quality, transportation and regional price differentials.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

(Unaudited, in thousands)
December 31, 2012:
Future cash inflows	$1,694
Production costs	(422)
Development costs	—
Future income taxes	—
Future net cash flows	1,272
10% discount factor	(437)
Standardized measure of discounted future net cash flows (1)	$835

December 31, 2013:
Future cash inflows	$19,778
Production costs	(5,181)
Development costs	(5,205)
Future income taxes	—
Future net cash flows	9,392
10% discount factor	(5,142)
Standardized measure of discounted future net cash flows (1)	$4,250

__________________________________________________

(1)	Cash flows associated with asset retirement obligations are included in the Standardized Measure of Discounted Future Net Cash Flows.

	Years Ended December 31,
	2013	2012
	(Unaudited, in thousands)
Total
Standardized measure -- beginning of year	$835	$—
Increase (decrease)
Sales, net of production costs	(884)	(345)
Net change in prices, net of production costs	(64)	37
Revisions of quantity estimates	93	—
Accretion of discount	83	106
Extensions and discoveries, net of future costs	3,925	—
Purchases of reserves-in-place	—	1,037
Other	262	—
Standardized measure -- end of year	$4,250	$835

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2013. This evaluation was based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was effective as of December 31, 2013.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information concerning our directors and executive officers:

Name	Age	Position Held with HKN

Michael M. Ameen, Jr.	89	Director (1)
Dr. J. William Petty	71	Director (1)
Alan G. Quasha	64	Chairman of the Board (1)
H.A. Smith	76	Director (1)
Mikel D. Faulkner	64	Director (1), Chief Executive Officer and President
Sarah B. Gasch	38	Executive Vice President and Chief Financial Officer
Kristina M. Humphries	31	Vice President, Chief Accounting Officer and Secretary

______________________

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

Dr. J. William Petty, Director since 2000 and Professor of Finance and the W.W. Caruth Chairholder of Entrepreneurship at Baylor University since 1990. From December 1979 to 1990, Dr. Petty served as dean of the Business School at Abilene Christian University. Dr. Petty has also served as the Executive Director of the Baylor Angel Network. The Angel Network consists of high net worth alumni and friends of Baylor University who actively invest in early-stage high potential companies.

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

Mikel D. Faulkner, Chief Executive Officer of HKN since 1982 and President of HKN since March 2003. From 1991 to March 2003, Mr. Faulkner served as Chairman of the Board of HKN and, from 1982 to February 1993, Mr. Faulkner served as President of HKN. Mr. Faulkner currently serves as Chairman of the Board of Directors of Global Energy Development PLC (“Global”), a position he has held since April 2002; HKN holds an approximate 35% interest in Global. From August 2007 to July 2008, Mr. Faulkner served on the board of directors and as a member of the compensation committee of Spitfire Energy, Ltd., a Canadian public company. Since October 2009, Mr. Faulkner has served as a director of First Cash Financial Services and is currently a member of their Compensation and Audit Committees.

Sarah B. Gasch has served as Executive Vice President and Chief Financial Officer of HKN since February 2011. Prior to that, Ms. Gasch served as Controller and Corporate Secretary of HKN since 2009 and also served as HKN’s Chief Accounting Officer upon joining HKN in 2006. Prior to joining HKN, Ms. Gasch served as Vice President and Chief Accounting Officer of GreenHunter Energy, Inc.

Kristina M. Humphries is a Certified Public Accountant and has served as Vice President and Chief Accounting Officer of HKN since June 2013 and as Corporate Secretary beginning in May 2013. Prior to that, Ms. Humphries served as the Treasurer and Assistant Secretary, beginning in 2012, as Controller and Technical Accounting Manager beginning in 2010 and Financial Reporting Analyst upon joining HKN in 2008. Prior to joining HKN, Ms. Humphries served as Senior Financial Accounting Analyst at Sabre Holdings, Inc.

Audit Committee Financial Expert

The Audit Committee of our Board (the “Audit Committee”) is composed entirely of independent directors. Although our securities are no longer listed on the NYSE-MKT, we continue to determine the independence of directors under the NYSE-MKT listing standards. Our directors meet the independence, experience and other qualification requirements of the NYSE-MKT, the Securities and Exchange Act of 1934 and the rules and regulations of the SEC. The Chairman of the Audit Committee, Dr. J. William Petty, has been determined by our Board of Directors to be an “audit committee financial expert” as defined by the NYSE MKT rules and the SEC rules and regulations and “financially sophisticated” as required by the NYSE MKT listing standards.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires HKN’s directors and executive officers, and any persons who own more than ten percent of a registered class of HKN’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of HKN. Directors, executive officers and greater than ten percent stockholders are required by SEC regulations to furnish HKN with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms and written representations from certain reporting persons, HKN believes that all filing requirements applicable to its directors and executive officers have been complied with during 2013.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The 2013 Summary Compensation Table below sets forth certain information regarding NEO compensation during fiscal years 2013 and 2012. Tables for deferred compensation payments are not presented because HKN does not provide for such forms of compensation.

2013 Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus (1)	Option Awards (2)	All Other Compensation		Total
Mikel D. Faulkner	2013	$325,000	$16,000	$36,117	$35,859	(3)	$412,976
President & CEO	2012	$275,000	$255,000	$25,680	$52,284	(3)	$607,964

Sarah B. Gasch	2013	$270,000	$13,000	$18,058	$29,821	(4)	$330,879
Executive Vice President and Chief Financial Officer	2012	$238,700	$40,250	$12,840	$17,459	(4)	$309,249

Kristina M. Humphries	2013	$153,750	$9,000	$—	$17,571	(5)	$180,321
Vice President, Chief Accounting Officer and Secretary

(1)	The bonus amounts for 2013 include additional bonus awards for fiscal year 2012 (which were paid in 2013) as well as bonus awards of $1,000 paid to each officer. In addition to his 2012 bonus, Mikel D. Faulkner had a $175,000 bonus award for fiscal year 2011 (which was paid in 2012).
(2)	Represents the aggregate grant date fair value in accordance with Accounting Standards Codification 718, “Stock Compensation”. For a discussion of the assumptions made in the valuation of option awards, please refer to Note 11 – “BWI Stock Compensation” to our Consolidated Financial Statements for the fiscal year ended December 31, 2013.
(3)	All other compensation for 2013 for Mikel D. Faulkner includes the values of personal use of a company car, club dues, life insurance premiums paid by HKN, HKN’s employer contributions for employee’s 401(k) and a Health Savings Account contribution.

All other compensation for 2012 for Mikel D. Faulkner includes the values of personal use of a company car, life insurance premiums paid by HKN, HKN’s employer contributions for employee’s 401(k), a payment for unused Personal Time Off earned in 2012, a fee allowance and a Health Savings Account contribution.

(4)	All other compensation for 2013 for Sarah B. Gasch includes the values of a car allowance, life insurance premiums paid by HKN, HKN’s employer contributions to employee’s 401(k), and a Health Savings Account contribution.

All other compensation for 2012 for Sarah B. Gasch includes the values of HKN’s employer contributions to employee’s 401(k), life insurance premiums paid by HKN and a Health Savings Account contribution.

(5)	All other compensation for 2013 for Kristina M. Humphries includes the values of life insurance premiums paid by HKN and HKN’s employer contributions to employee’s 401(k).

The following table sets forth the detail of all outstanding equity awards under the BWI Stock Option Plan by named executive officer.

Outstanding Equity Awards at Fiscal Year-End
Named Executive Officer	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Mikel D. Faulkner	12,000	$14.50	2022
	4,000	$31.60	2023
Sarah B. Gasch	6,000	$14.50	2022
	2,000	$31.60	2023
Kristina M. Humphries	0	N/A	N/A

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2013, Dr. J. William Petty and Messrs. Ameen and Smith were members of HKN’s Compensation Committee and participated in all deliberations concerning executive compensation. No executive officer of HKN served as a member of the Compensation Committee during 2013. None of the named Executive Officers serves or has served as a member of the board of directors or compensation committee of any other entity which has one or more executive officers serving on HKN’s Board of Directors or Compensation Committee.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. J. William Petty	$75,000	—	—	—	—	—	$75,000

Michael M. Ameen, Jr.	$75,000	—	—	—	—	—	$75,000

H. A. Smith	$75,000	—	—	—	—	—	$75,000

Alan G. Quasha	—	—	—	—	—	—	—

Mikel D. Faulkner (See 2013 Summary Compensation Table)	—	—	—	—	—	—	—

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

The analysis and review of directors’ compensation is the responsibility of our Compensation Committee and our Board of Directors. In undertaking this responsibility, our Compensation Committee may review compensation surveys of our industry, and may also engage consultants who provide supplemental data considered in establishing the directors’ compensation. No third party compensation consultants were used during the fiscal year 2013. The Compensation Committee also takes into consideration HKN’s financial results for the previous fiscal year, as compared with internal objectives and targets, the business climate during the year and our industry in general. After our Compensation Committee has reviewed the data, it formulates a recommendation for review by our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

OWNERSHIP OF COMMON STOCK

Security Ownership of Certain Beneficial Owners

As of February 28, 2014, HKN had 397,954 shares of common stock outstanding. As of that date, the only persons known by HKN to beneficially own five percent (5%) or more of the outstanding shares of common stock were:

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class

Common Stock	Everest Hill Group, Inc. fka Brean Murray Carret Group, Inc. Tropic Isle Building P.O. Box 3331 Road Town, Tortola British Virgin Islands, VG 1110	264,325	66.42%
Common Stock	First Eagle Investment Management, LLC 1345 Avenue of the Americas New York, NY 10105	22,306	5.6%

Security Ownership of Directors and Management

The following table sets forth information, as of February 28, 2014, regarding the number of shares of Common Stock beneficially owned by directors and executive officers that are named in the 2013 Summary Compensation Table, and all of HKN’s directors and named executive officers as a group. Each director and executive officer has sole voting and investment power with respect to the shares beneficially owned by him/her.

Name	Number of Shares Beneficially Owned		Percent of Class

Michael M. Ameen, Jr.	65		*
Mikel D. Faulkner	75		*
Dr. J. William Petty	81		*
Alan G. Quasha	0	(1)	*
H.A. Smith	33		*
Sarah B. Gasch	0		*
Kristina M. Humphries	0		*

All directors and named executive officers as a group (7 persons)	254		*

* Less than 1%

(1) Does not include 264,325 shares beneficially owned by Everest Hill Group, Inc. (“Everest Hill”). Mr. Alan Quasha is the brother of Wayne Quasha, who is deemed to be the beneficial owner of Everest Hill through the AQ, JQ and WQ Trusts but Mr. Alan Quasha disclaims any beneficial ownership of these shares.

The following table sets forth the securities authorized for issuance under the BWI Stock Option Plan.

Equity Compensation Plan Information

Named Executive Officer	Number of Securities to be Issued Upon Exercise of Outstanding Options (#)	Weighted-Average Exercise Price of Outstanding Options ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (#)

Equity compensation plans approved by security holders	50,500	$22.80	49,500

Equity compensation plans not approved by security holders	0	N/A	0

Total	50,500	$22.80	49,500

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

As of February 28, 2014, our largest shareholder, Everest Hill, beneficially owned 66.42% of the combined voting power of our Common Stock. Everest Hill is in a position to exercise significant influence over the election of our Board of Directors and other matters.

RELATED PARTY TRANSACTIONS

There are currently no proposed transactions with related parties.

In March 2013, we entered into a new loan agreement (the “Global 2013 Note”) with Global to refinance the outstanding $5 million Global Note Receivable and the $12 million Global Loan into one $17 million note. The Global 2013 Note extended the maturity date to June 15, 2015 and increased the interest rate from 12.5% to 12.75%. Principal payments are required quarterly and began on March 31, 2013. During the year ended December 31, 2013, we have received $5 million in principal payments from Global. Accrued interest on the outstanding principal balance is due on each quarterly principal payment date. During the year ended December 31, 2013, we have received approximately $2 million in interest payments from Global. Payment of the Global 2013 Note is guaranteed by Global’s principal operating subsidiary. In connection with the new loan agreement, Global paid us a transaction fee of $340 thousand, of which $177 thousand was deferred and presented net of our long term notes receivable at December 31, 2013. The remaining deferred transaction fee will be recognized over the life of the loan. Additionally, we recognized $86 thousand of unamortized origination fees related to the old loans upon execution of the new note agreement. The remaining payments due to us under the new Global 2013 Note are as follows: $1.5 million due quarterly from March 31, 2014 through March 31, 2015 and $4.5 million due June 15, 2015.

The Audit Committee Charter authorizes our Audit Committee to review and approve all related party transactions in the absence of a separate committee being established by our Board for that purpose. The Audit Committee and a Special Committee composed of Messrs. Ameen, Smith and Petty both reviewed and approved the Global loans and related amendment. Other than as addressed in the Audit Committee Charter, we do not employ specific written procedures for the review, approval or ratification of related party transactions involving our directors, officers and employees or their family members, but we consider such transactions on a case-by-case basis.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Hein & Associates LLP (“Hein”) served as HKN’s independent registered public accounting firm for the years ended December 31, 2013 and 2012.

The following table sets forth information concerning the fees billed by HKN’s independent registered public accountants during the last two fiscal years.

	2013	2012
Audit Fees	$126,629	$116,063
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Audit Fees include fees billed for the audit of the consolidated financial statements and quarterly reviews of unaudited financial statements.

The Audit Committee, or a designated member thereof, pre-approves audit and non-audit services rendered by its independent registered public accounting firm to HKN and its subsidiaries. If pre-approval authority is delegated, the delegate must report back to the Audit Committee at the first Audit Committee meeting following any approval. For the fiscal year 2013, 100% of all audit and non-audit services were pre-approved by the Audit Committee, which concluded that the provision of such services by HKN’s independent registered public accounting firm was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. All persons involved in the services performed by Hein during 2013 were permanent, full-time employees of Hein.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Annual Report:

	(1)	Financial Statements included in Part II of this Annual Report:
			Page
		HKN, Inc. and Subsidiaries
		-- Report of Independent Registered Public Accounting Firm	27
		-- Consolidated Balance Sheets -- December 31, 2013 and 2012	28
		-- Consolidated Statements of Operations for the two years ended December 31, 2013	29
		-- Consolidated Statements of Comprehensive Income (Loss) for the two years ended December 31, 2013	30
		-- Consolidated Statements of Stockholders’ Equity for the two years ended December 31, 2013	31
		-- Consolidated Statements of Cash Flows for the two years ended December 31, 2013	32
		-- Notes to Consolidated Financial Statements	33

	(2)	The information required by Schedule I is either provided in the related financial statements or in a note thereto, or is not applicable to HKN, Inc. The information required by all other Schedules is not applicable to HKN, Inc.

	(3)	Exhibits

3.1	Restated Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.1 to HKN’s Form 10-K dated February 28, 2006, File No. 1-10262, and incorporated herein by reference).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Harken Energy Corporation dated June 4, 2007 (filed as Exhibit 3.2 to HKN’s Form 10-Q dated August 7, 2007, File No. 1-10262, and incorporated by reference herein).

3.3	Certificate of Amendment to Restated Certificate of Incorporation of HKN, Inc. dated October 29, 2012 and effective October 30, 2012 (filed as Exhibit 99.2 to HKN’s current report on Form 8-K, dated October 31, 2012, File No. 1-10262, and incorporated by reference herein).

3.4	Amended and Restated Bylaws of HKN, Inc. (filed as Exhibit 3.1 to HKN’s current report on Form 8-K, dated May 1, 2013, File No. 1-10262, and incorporated by reference herein).

4.1	Form of certificate representing shares of HKN, Inc. common stock, par value $.01 per share (filed as Exhibit 4.1 to HKN’s Form 10-Q dated August 7, 2007, File No. 1-10262, and incorporated by reference herein).

4.4	Certificate of Designations of Series G1 Convertible Preferred Stock (filed as Exhibit 3.7 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

4.5	Certificate of Increase of Series G1 Convertible Preferred Stock of Harken Energy Corporation (filed as Exhibit 3.8 to Harken’s Current Report on Form 8-K dated February 13, 2003, File No. 1-10262, and incorporated by reference herein).

4.6	Certificate of Designations of Series G2 Convertible Preferred Stock (filed as Exhibit 4.10 to Harken’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2001, File No. 1-10262, and incorporated by reference herein).

10.1	Loan Agreement with Global Energy PLC, principal amount of $17 million (filed as Exhibit 10.1 to HKN’s Current Report on Form 8-K dated March 12, 2013, File No. 1-10262, and incorporated by reference herein).

*21	Subsidiaries of HKN, Inc.

*23.1	Consent of Independent Registered Public Accounting Firm – Hein & Associates, LLP

*23.2	Consent of Moyes and Co. (Independent Reserve Engineers)

*24	Power of Attorney

*31.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (“S.O. Act”)

*31.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 302 of the S.O. Act

*32.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

*32.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

*99.1	Moyes & Co. Reserve report summary

*101.INS**	XBRL Instance

*101.SCH**	XBRL Taxonomy Extension Schema

*101.CAL**	XBRL Taxonomy Extension Calculation

*101.DEF**	XBRL Taxonomy Extension Definition

*101.LAB**	XBRL Taxonomy Extension Labels

*101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

 SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2014.

HKN, INC.

/s/ Sarah B. Gasch
By: Sarah B. Gasch, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 6, 2014.

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

