Form 10-Q
period 2014-03-31
HKN, Inc.
filed 2014-05-13
CIK 313478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares of common stock, par value $0.01 per share, outstanding as of May 6, 2014 was 393,814.

HKN, INC.

INDEX TO QUARTERLY REPORT

March 31, 2014

HKN, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited, in thousands, except for share and per share amounts)

	March 31,	December 31,
	2014	2013

Assets

Current Assets:
Cash and cash equivalents	$11,856	$14,302
Accounts receivable	301	334
Assets of discontinued operations, net of allowance of $158 thousand at March 31, 2014
and December 31, 2013	1	6
Prepaid expenses and other current assets	286	214
Total Current Assets	12,444	14,856

Oil and gas property, using the successful efforts method of accounting	4,560	4,450
Construction in progress - plant	11,278	8,833
Weathered lagoon plant	6,230	6,236
Office equipment and other	358	305
Accumulated depreciation and depletion	(862)	(781)
Total Property and Equipment, net	21,564	19,043

Intangible assets, net	1,616	1,667
Long term note receivable - related party, net of deferred transaction fees of $135 thousand
and $177 thousand at March 31, 2014 and December 31, 2013, respectively	10,365	11,823
Investment in Global	14,856	19,312
Other assets	275	259
Total Assets	$61,120	$66,960

Liabilities and Stockholders' Equity

Current Liabilities:
Trade payables	$830	$838
Liabilities of discontinued operations	184	160
Accrued liabilities and other	1,242	1,583
Preferred stock dividends	4	—
Total Current Liabilities	2,260	2,581

Asset retirement obligation	2	2
BWI contingency	800	800
Total Liabilities	3,062	3,383

Contingencies (Note 2 and 12)

Stockholders’ Equity:
Series G1 convertible preferred stock, $1.00 par value; $100,000 liquidation value;
700,000 shares authorized; 1,000 shares outstanding	1	1
Series G2 convertible preferred stock, $1.00 par value; $100,000 liquidation value;
100,000 shares authorized; 1,000 shares outstanding	1	1
Common stock, $0.01 par value; 2,000,000 shares authorized;
397,954 and 401,943 shares issued and outstanding, respectively	4	4
Additional paid-in capital	450,128	450,394
Accumulated deficit	(396,437)	(395,643)
Accumulated other comprehensive income	4,361	8,820
Total Stockholders' Equity	58,058	63,577
Total Liabilities and Stockholders' Equity	$61,120	$66,960

The accompanying Notes to the Consolidated Condensed Financial Statements are

an integral part of these Statements.

HKN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2014	2013

Revenues:
Oil and gas operations	$138	$248
Total revenues	138	248

Operating costs and expenses:
Oil and gas operating	36	30
Selling, general and administrative	1,162	893
Depreciation, depletion and amortization	133	210
Total operating costs and expenses	1,331	1,133

Loss from operations	(1,193)	(885)

Other income and expenses:
Interest and other income - related party	424	659
Interest and other income	42	33
Total other income	466	692

Loss from continuing operations	(727)	(193)
Loss from discontinued operations	(67)	(110)
Net loss	(794)	(303)
Accrual of dividends related to preferred stock	(4)	(4)
Net loss attributed to common stock	$(798)	$(307)
Loss per common share from continuing operations	$(1.83)	$(0.46)
Loss per common share from discontinued operations	(0.17)	(0.26)
Net loss per common share, basic and diluted	$(2.00)	$(0.72)
Weighted average common shares outstanding:
Basic and diluted	399,239	424,285

The accompanying Notes to the Consolidated Condensed Financial Statements are

an integral part of these Statements.

4

HKN, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013

Net loss	$(794)	$(303)

Foreign currency translation adjustments	93	(1,381)
Unrealized loss on investments	(4,552)	(4,858)
Other comprehensive loss	(4,459)	(6,239)
Comprehensive loss	$(5,253)	$(6,542)

The accompanying Notes to the Consolidated Condensed Financial Statements

are an integral part of these Statements.

HKN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(794)	$(303)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion and amortization	133	210
Stock-based compensation expense	53	(7)
Amortization of long term note receivable - related party transaction fee	(42)	(125)
Other	—	(29)
Change in operating assets and liabilities:
Accounts receivable and accounts receivable - related party	33	(120)
Prepaid assets and other	(68)	(20)
Trade payables and other	(628)	(250)
Net cash used in operating activities - continuing operations	(1,313)	(644)
Net cash provided by (used in) operating activities - discontinued operations	29	(165)
Net cash used in operating activities	(1,284)	(809)

Cash flows from investing activities:
Capital expenditures	(2,293)	(1,034)
Net proceeds from sales of assets	—	53
Origination fee from long term note receivable - related party restructuring	—	340
Repayment of long term note receivable - related party	1,500	500
Change in restricted cash	(50)	—
Net cash used in investing activities	(843)	(141)

Cash flows from financing activities:
Purchase of treasury stock	(319)	(1,908)
Net cash used in financing activities	(319)	(1,908)

Net decrease in cash and cash equivalents	(2,446)	(2,858)
Cash and cash equivalents at beginning of period	14,302	19,286
Cash and cash equivalents at end of period	$11,856	$16,428

The accompanying Notes to the Consolidated Condensed Financial Statements

are an integral part of these Statements.

 HKN, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2014 and 2013

(unaudited)

(1)          BASIS OF PRESENTATION

Our accompanying consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to prevent the information presented from being misleading. In our opinion, these consolidated condensed financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2014 and December 31, 2013, the results of our operations for the three months presented as of March 31, 2014 and 2013 and changes in our cash flows for the three months presented as of March 31, 2014 and 2013. The December 31, 2013 consolidated condensed balance sheet information is derived from audited financial statements. All adjustments represent normal recurring items. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. Certain prior year amounts have been reclassified to conform to the 2014 presentation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation – The consolidated condensed financial statements include the accounts of all companies that we, through our direct or indirect ownership or shareholding, were provided the ability to control their operating policies and procedures. All significant intercompany balances and transactions have been eliminated.

As a result of the sales of our Gulf Coast oil and gas properties and the abandonment of our coalbed methane projects during 2011, any remaining Gulf Coast oil and gas and coalbed methane activities are included as discontinued operations on the consolidated condensed balance sheets, consolidated condensed statements of operations and consolidated condensed statements of cash flows for all periods presented.

Accumulated Other Comprehensive Income – Comprehensive income includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Changes in our accumulated other comprehensive income during the period are as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income

Balance as of December 31, 2013	$1,215	$7,605	$8,820
Current period other comprehensive income (loss)	93	(4,552)	(4,459)
Balance as of March 31, 2014	$1,308	$3,053	$4,361

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

We carry our financial instruments, which include cash, restricted cash, our common stock investment in Global Energy Development PLC (“Global”) and our Global note receivable, at their estimated fair values. Our investment in ordinary shares of Global has been designated as available for sale rather than a trading security. The associated unrealized gains and losses on our available for sale investment are recorded to other comprehensive income until realized and reclassified into earnings using specific identification. The fair value of our investment in the ordinary shares of Global is based on prices quoted in an active market. Our investment in Global is classified as a non-current asset in our accompanying consolidated condensed balance sheets.

Translation of Non-U.S. Currency Amounts – Our investment in Global is subject to foreign currency exchange rate risk as Global’s ordinary shares are denominated in British pounds sterling. Translation adjustments are included in other comprehensive income until the investment is sold.

Property and Equipment –We recorded depreciation expense related to other property and equipment of $19 thousand and $16 thousand for the three months ended March 31, 2014 and 2013, respectively. Depreciation, depletion and amortization expense for oil and gas producing properties and related equipment was $63 thousand and $143 thousand for the three months ended March 31, 2014 and 2013, respectively.

Intangible Assets – Our intangible assets consist of patents acquired in connection with our investment in BriteWater International, Inc. (“BWI”). Our patents were valued at $2.6 million on their acquisition date and are amortized on a straight-line basis over a period of 6-21 years, based on their respective contractual lives. Accumulated amortization in the amount of $975 thousand has been recorded on these patents to date. We have recorded amortization expense related to these patents of $51 thousand for both the three months ended March 31, 2014 and 2013, respectively. Patent annuity fees and legal fees related to the renewal of our existing patents are expensed as incurred and recorded within selling, general and administrative expenses in our consolidated condensed statements of operations.

Other Assets – At March 31, 2014, other assets included $208 thousand in prepaid drilling costs related to the drilling and completion of wells held by HKN Bakken, Inc. (“HBI”), a $17 thousand deposit and restricted cash of $50 thousand for a Letter of Credit required for the Arctic Star plant site lease.

Accrued Liabilities and Other – At March 31, 2014, accrued liabilities and other included approximately $878 thousand in accrued capital costs related to the construction of the Arctic Star plant and approximately $260 thousand in accrued capital costs related to the drilling and completion of HBI wells under development.

Stock-Based Compensation – We measure all stock-based compensation awards using a fair value method on the date of grant and recognize such expense in our consolidated financial statements over the requisite service period on a straight-line basis. We use the Black-Scholes formula to determine the fair value of stock-based compensation awards on the date of grant. The Black-Scholes formula requires management to make assumptions regarding the option lives, expected volatility, and risk free interest rates. Total stock-based compensation recognized within selling, general and administrative expenses in the Company’s consolidated condensed statements of operations for the three months ended March 31, 2014 was $53 thousand. During the three months ended March 31, 2013, a benefit of $7 thousand was recognized as a result of the forfeitures during the first quarter 2013.

Recently Issued Accounting Pronouncements – There are currently no newly issued accounting pronouncements that are applicable to our business or the presentation of our consolidated condensed financial statements.

(2)          BRITEWATER INTERNATIONAL, INC.

Our wholly-owned BWI subsidiary owns a patented oilfield emulsion breaking technology. This is a continuous process technology that can purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids, thereby reducing the environmental impact and disposal costs of these waste materials while recovering valuable oil. BWI has completed the design and construction of standardized modules which can be used for both upstream and downstream applications in the oil and gas industry, including processing oilfield and refinery emulsions to recover valuable oil and oil spill remediation.

BWI’s wholly-owned subsidiary, Arctic Star Alaska, Inc. (“Arctic Star”) is in the process of installing a mobile waste processing plant on the North Slope of Alaska. Arctic Star currently holds contracts which grant it the right of first refusal for oilfield waste generated in certain fields on the North Slope.

BWI also has a completed purpose-built plant which was designed to break emulsions found in weathered lagoon pits.

BWI Contingency – BWI has a contingent liability of $800 thousand which may be payable upon the conclusion of certain performance events related to its weathered lagoon plant. There were no changes to the BWI liability recorded during the three months ended March 31, 2014.

(3)          HKN BAKKEN, INC.

HBI holds non-operated working interests in properties strategically located in the Bakken and Niobrara shale oil plays. We invested in these assets because we believe they present significant near-term growth potential and align well with our long term investment goals. We continue to invest in HBI on a non-operated basis, in all phases of the oil and gas business, including participation in the drilling, completion, operation and maintenance of oil and gas wells. During the three months ended March 31, 2014, we invested approximately $110 thousand in drilling and completion costs.

During April 2014, we executed and closed on an agreement for the final dissolution of Gerrity Oil, LLC. Within this agreement, HBI sold its interest in four Bakken wells and a six acre parcel of land in Colorado for proceeds of approximately $271 thousand.

(4)          INVESTMENT IN GLOBAL

Our non-current available for sale investment consists of our ownership of approximately 35% of Global’s outstanding ordinary shares. At March 31, 2014 and December 31, 2013, our investment in Global was equal to the market value of Global’s ordinary shares as follows (in thousands, except for closing price and exchange rate amounts):

	March 31, 2014	December 31, 2013

Shares of Global Stock Held by HKN	12,462	12,462

Closing Price of Global Stock	£0.72	£0.94

Foreign Currency Exchange Rate	1.6673	1.6574

Market Value of Investment in Global	$14,856	$19,312

The foreign currency translation adjustment of approximately $93 thousand and the unrealized loss on investment of $4.6 million for the changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the three months ended March 31, 2014.

Our policy is to review our investment in Global semi-annually or more often if any indicators of impairment become known. We continuously monitor macroeconomic indicators and track Global’s stock price volatility for any downward trends in the market. We also review public financial information including Global’s issued financial statements and investor presentations, as well as financial analysts’ reviews and recommendations for any indicators of an other than temporary impairment in our carrying value. Additionally, we monitor public reports regarding the reserves in Colombia’s Middle Magdalena basin in which Global operates. We also assess internally our ability and intent to hold our investment in Global should the fair value drop below our cost. Any resulting other than temporary impairment would be immediately recognized in earnings. We have not recognized any such impairment as of March 31, 2014. We currently have a cumulative unrealized gain position on our investment in Global of $4.4 million.

(5)          NOTES RECEIVABLE – RELATED PARTY

In March 2013, we entered into a new loan agreement (the “Global 2013 Note”) with Global to refinance the outstanding $5 million Global Note Receivable and the $12 million Global Loan into one $17 million note. The Global 2013 Note extended the maturity date to June 15, 2015 and increased the interest rate from 12.5% to 12.75%. Principal payments are required quarterly and began on March 31, 2013. To date, we have received $6.5 million in principal payments from Global. Accrued interest on the outstanding principal balance is due on each quarterly principal payment date. During the three months ended March 31, 2014 and 2013, we have received approximately $383 thousand and $533 thousand, respectively, in interest payments from Global. Payment of the Global 2013 Note is guaranteed by Global’s principal operating subsidiary. In connection with the new loan agreement, Global paid us a transaction fee of $340 thousand, of which $135 thousand was deferred and presented net of our long term notes receivable at March 31, 2014. The remaining deferred transaction fee will be recognized over the life of the loan. The remaining payments due to us under the new Global 2013 Note are as follows: $1.5 million due quarterly from June 30, 2014 through March 31, 2015 and $4.5 million due June 15, 2015.

Currently, our related party loans are classified as long-term due to the historic uncertainty around the timing of collection in spite of the stated repayment terms in the agreements. As of March 31, 2014, all required quarterly payments on the Global 2013 Note have been received from Global. As a related party, however, it is in our best interest to work with Global on payment terms to maximize our return on this investment. We assess the collectability of our related party loan with Global on a semi-annual basis based on review of their publicly disclosed financial information. Additionally, we continually monitor all Global disclosures for any events that could adversely affect their liquidity or results of operations. As of the date of this quarterly report on Form 10-Q we do not have any reason to believe that our Global 2013 Note is not collectible or is impaired. Accordingly, we did not record any allowance for doubtful accounts related to our related party notes receivable at March 31, 2014.

(6)          ASSET RETIREMENT OBLIGATION

We recognize the present value of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. A summary of our asset retirement obligations as of March 31, 2014 is as follows (in thousands):

	Asset Retirement
Asset Category	Obligation	Estimated Life

Oil and gas producing properties	$2 (1)	27.5 years

__________________________

(1) This is a recurring Level 3 fair value measurement. See Note 7 - “Fair Value Measurements” for further discussions of Level 3 valuation definitions.

The following table describes all changes to our asset retirement obligation liability during the three months ended March 31, 2014 (in thousands):

2014

Asset retirement obligation at beginning of period	$2
Additions during the period	—
Revisions of estimates	—
Accretion expense	—
Asset retirement obligation at end of period	$2

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

  Level 3 – Valuation inputs are unobservable and significant to the fair value measurement.

The following tables present recurring financial assets which are carried at fair value as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Level 1	Level 2	Level 3

Investment in Global (1)	$14,856	$—	$—

	December 31, 2013
	Level 1	Level 2	Level 3

Investment in Global (1)	$19,312	$—	$—

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

The carrying amounts of the major classes of assets and liabilities for our discontinued oil and gas operations are summarized below (in thousands):

	March 31,	December 31,
	2014	2013

Current Assets:
Accounts receivable, net	$1	$6
Total Current Assets	1	6
Total Assets of Discontinued Operations	$1	$6
Current Liabilities:
Trade payables	$17	$29
Revenues and royalties payable	18	18
Accrued liabilities and other	149	113
Total Current Liabilities	184	160
Total Liabilities of Discontinued Operations	$184	$160

Our Accrued Liabilities and Other at March 31, 2014 consist of legal fees related to the XPLOR Energy Litigation (see Note 12 – “Contingencies”).

Cash provided by discontinued operations during the three months ended March 31, 2014 is mainly related to the accrual of legal costs resulting from the sale of the oil and gas properties, a portion of which is pending reimbursement under our insurance policy. Upon resolution of the XPLOR Energy litigation and regulatory matters, no significant activities are expected related to these discontinued operations.

The revenues and net loss before income tax associated with our discontinued oil and gas operations are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013

Revenues and other:
Oil and gas operations	$—	$—
Oil and gas processing and handling income	—	—
Total revenues from discontinued operations	$—	$—

Loss from discontinued operations before taxes	$(67)	$(110)

No losses on the 2011 disposal of our Gulf Coast oil and gas properties were recognized during the three months ended March 31, 2014 and 2013.

(9)          SEGMENT INFORMATION

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

At March 31, 2013, we reported our investment in Gerrity Oil as a reportable segment. In January 2013, we made the decision to dissolve the joint venture and obtain a direct ownership interest in our 50% portion of the Gerrity Oil assets and properties under a newly formed corporation, HBI. The oil and gas operations of the newly formed HBI entity were absorbed by HKN personnel and no additional resources were allocated to the management of those operations. Therefore, we did not consider our investment in HBI to be a separate operating segment as of December 31, 2013. Since Gerrity Oil was previously reported as a separate reportable segment at March 31, 2013, that period has been restated to be included with the HKN parent company activity in order to be consistent with the three months ended March 31, 2014.

Our financial information, expressed in thousands, for each of our operating segments for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31, 2014

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$138	$—	$—	$138
Oil and gas expenses	(36)	—	—	(36)
Selling, general and administrative expenses	(937)	(225)	—	(1,162)
Depreciation, depletion and amortization	(77)	(56)	—	(133)
Interest and other expenses	—	(68)	68	—
Interest and other income - related parties	492	—	(68)	424
Interest and other income	42	—	—	42
Segment loss from continuing operations	$(378)	$(349)	$—	$(727)
Capital Expenditures	$45	$2,248	$—	$2,293
Total Assets	$45,756	$19,538	$(4,174)	$61,120

	Three Months Ended March 31, 2013

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$248	$—	$—	$248
Oil and gas expenses	(30)	—	—	(30)
Selling, general and administrative expenses	(754)	(139)	—	(893)
Depreciation, depletion and amortization	(156)	(54)	—	(210)
Interest and other expenses	—	(121)	121	—
Interest and other income - related parties	780	—	(121)	659
Interest and other income	34	(1)	—	33
Segment income (loss) from continuing operations	$122	$(315)	$—	$(193)
Capital Expenditures	$221	$813	$—	$1,034
Total Assets	$70,570	$4,190	$(9,604)	$65,156

(10)        STOCKHOLDERS’ EQUITY

No changes in the number of preferred shares occurred during the three months ended March 31, 2014. The changes in the number of common and treasury shares held during the three months ended March 31, 2014 are as follows:

	Number of Shares
Description	Preferred G1	Preferred G2	Common	Treasury

Balance as of December 31, 2013	1,000	1,000	401,943	—
Treasury stock repurchase	—	—	—	3,989
Treasury stock retirements	—	—	(3,989)	(3,989)
Balance as of March 31, 2014	1,000	1,000	397,954	—

Treasury Stock – At March 31, 2014 and December 31, 2013, we held no shares of treasury stock. In January 2013, we announced that our Board of Directors authorized the cancellation of our amended September 2005 stock repurchase plan and authorized a new stock repurchase program which allows us to buy back up to 45 thousand shares of our common stock. During the three months ended March 31, 2014, we purchased and retired 3,989 shares of our common stock for approximately $319 thousand. As of March 31, 2014, approximately 8 thousand shares remained available for repurchase under our repurchase program.

Additional Paid in Capital – Additional paid in capital decreased by approximately $266 thousand during the three month period ended March 31, 2014 primarily due to the purchase and retirement of our common stock and BWI stock compensation.

(11)        EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Net Loss Attributed to Common Stock	Weighted- Average Shares	Per Share Loss	Net Loss Attributed to Common Stock	Weighted- Average Shares	Per Share Loss
Basic EPS:
Loss from continuing operations (1)	$(731)		$(1.83)	$(197)		$(0.46)
Loss from discontinued operations	(67)		(0.17)	(110)		(0.26)
Net loss attributed to common stock	$(798)	399	$(2.00)	$(307)	424	$(0.72)
Effect of dilutive securities
Preferred stock (2)	—	—	—	—	—	—
Diluted loss per share	$(798)	399	$(2.00)	$(307)	424	$(0.72)

__________________________

(1)	Includes accrual of dividends, net of the gain on dividends paid with common shares, related to preferred stock for the three months ended March 31, 2014 and 2013 of $4 thousand.

(2)	Includes 11 shares of our common stock related to our Series G1 preferred and Series G2 preferred stock for the three months ended March 31, 2014 and 2013, respectively. These shares were issuable upon their conversion in the period presented and were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

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

TPIC has filed a lawsuit against XPLOR in the 236th Judicial District Court, Tarrant County, Texas. The case is styled: Texas Petroleum Investment Company vs. XPLOR Energy SPV-1, Inc., Richard Cottle, Sarah Gasch, and John Hewitt. In the lawsuit, TPIC has asserted claims of fraud, fraudulent inducement, negligent misrepresentation, and indemnity related to its purchase of a production platform and associated assets from XPLOR. TPIC’s claims focus on alleged salt water system defects, related repairs to the facilities, and purported representations regarding the condition of the platform and associated assets. TPIC is seeking an unstated amount of alleged actual and exemplary damages as well as costs and fees. Although litigation is inherently uncertain, based upon the information known to date, we do not believe TPIC’s claims have merit. Accordingly, as of March 31, 2014, we did not record a contingency related to TPIC’s allegations as we do not currently believe that it is probable that HKN or XPLOR would be responsible for the costs, fees and damages allegedly incurred by TPIC as a result of its claims, the salt water disposal issues, or third party or governmental claims, if any, resulting therefrom.  We intend to vigorously defend any assertions related to the above lawsuit.  Based upon information known to date, the range of estimated loss if TPIC were to prevail on its claims is currently estimated not to exceed $2.5 million in damages, costs, and fees.

BWI Contingencies – See Note 2 – “BriteWater International, Inc.” for further discussion of BWI contingencies.

Main Pass Environmental Investigations – In January 2013, we were notified by the Louisiana Department of Environmental Quality (“LDEQ”) of an investigation and potential penalty related to the TPIC allegations of improper salt water disposal at the Main Pass 35 field previously owned by our subsidiary XPLOR Energy SPV-1, Inc. In March 2014, a telephone status conference was held with the LDEQ and the Administrative Law Judge (“ALJ”) handling this matter. Counsel for the LDEQ requested the ALJ to pass the matter for six (6) months citing the ongoing litigation with TPIC. The ALJ agreed to the LDEQ’s request and another status conference has been set for October 2014. In March 2013, we were advised that the U.S. Environmental Protection Agency was undertaking a criminal investigation of the salt water disposal incident. We are not aware of any damage to or spill from the salt water disposal system prior to TPIC’s ownership; accordingly, as of March 31, 2014, we did not record a contingency related to these investigations.

Point Au Fer Lawsuit – During the second quarter 2013, we learned HKN, Inc. was named in a lawsuit filed in the 32nd Judicial District Court for the Parish of Terrebonne, Louisiana by Point Au Fer, L.L.C., and The Roman Catholic Church of the Archdiocese of New Orleans.  The case is styled: Point Au Fer, L.L.C., and The Roman Catholic Church of the Archdiocese of New Orleans v. ExxonMobil Oil Corporation, et al, No. 169160. In the lawsuit, the plaintiffs have alleged that real property they own in Terrebonne Parish has been environmentally damaged as a result of oil and gas exploration activities of twenty different defendants.  The plaintiffs seek damages for testing and remediation of the property, property stigma, loss of use of land and lost profits, civil fruits for defendants trespass, land loss and subsidence, punitive or exemplary damages and attorney’s fees. Per Louisiana law, no actual dollar amount of damages has been alleged in the Petition. With specific regard to HKN, Inc., out of over one hundred wells identified in the Petition, HKN, Inc. only drilled one well, the MA Smythe Nelson #1, which was a dry hole. The MA Smythe Nelson #1 was drilled on June 2, 1980 and plugged and abandoned on July 12, 1980.  We have and intend to continue to vigorously defend any assertions related to the above lawsuit. Due to the inherent uncertainties of the lawsuit at this time, we cannot accurately predict the ultimate outcome of the matter. Accordingly, at March 31, 2014, we did not record a contingency related to this matter.

Point a la Hache Lawsuit – During the second quarter 2013, we learned XPLOR Energy Operating Company and XPLOR Energy SPV-1, Inc. were named in a lawsuit filed in the 25th Judicial District Court for the Parish of Plaquemines, Louisiana. The case is styled: Catherine P. Alford et al. v. BP America Production Company, et al., Docket No. 60-479. In the lawsuit, eight plaintiffs have sued 25 defendants, alleging that they own and/or use a certain 4,480 acres located in the Pointe a la Hache oil and gas field.  Plaintiffs further allege that the property has been contaminated or otherwise damaged by oil and gas exploration and production activities.  Per Louisiana law, no actual dollar amount of damages has been alleged in the Petition. On March 18, 2014, prior to the hearing on defendants’ exceptions, plaintiffs filed a motion to dismiss the lawsuit in its entirety. The court signed the order dismissing all claims against the defendants on March 27, 2014, and the case is now closed. Accordingly, at March 31, 2014, we did not record a contingency related to this matter.

SLFPA-E Litigation – Plaintiffs South Louisiana Flood Protection Authority—East (“SLFPA-E”) filed this lawsuit in Louisiana state court against over 90 oil and gas and pipeline companies. Generally the lawsuit alleges that activities by defendants—primarily but not exclusively the dredging of canals—have made it more difficult for the SLFPA-E to protect the New Orleans metropolitan area from flooding. Defendants have removed the case to federal court, but the plaintiff seeks to remand the case back to state court. Until that issue is resolved, there is no pending discovery or other activity in the case. The petition alleges that HKN, Inc. is "by virtue of [one or more of] mergers, acquisitions, name changes, etc., responsible for" the actions of Tejas Power Corporation, which is alleged to have obtained in the 1980s certain dredging permits and rights of way.  HKN, Inc. disputes that it is responsible for any actions of Tejas Power Corporation.  The public record appears to suggest that Tejas Power Corporation may have been a subsidiary of Harken Oil and Gas, Incorporated (a previous name of HKN, Inc.) for a few years in the 1980s and 1990s.  However, there appears to be nothing to indicate that HKN, Inc. would have liability for the actions of Tejas Power Corporation, which continued to exist after HKN, Inc. no longer had any interest in Tejas Power Corporation. Due to the inherent uncertainties of the lawsuit at this time, we cannot accurately predict the ultimate outcome of the matter.  Accordingly, at March 31, 2014, we did not record a contingency related to this matter.

Louisiana Limited Scope Audit – In April 2012, we received notice from the State of Louisiana’s Department of Revenue that our discontinued oil and gas subsidiary, XPLOR Energy Operating Company, was the subject of a limited scope sales tax audit focused on the company’s on-site use and consumption of lease gas in connection with its lease, gathering and pipeline operations from January 1, 2006 through June 30, 2009. The Louisiana Department of Revenue issued a preliminary assessment, or “Notice of Proposed Tax Due,” preliminarily assessing sales tax of $194 thousand and related penalties and interest of $148 thousand, resulting in a total assessment of $342 thousand. In July 2012, we filed an audit protest with the Louisiana Department of Revenue challenging the preliminary assessment, as we do not agree with the legal basis of the assessment or the methodology in which the taxes were calculated and plan to vigorously defend our position. Due to the inherent uncertainties of the audit protest and preliminary assessment, we cannot accurately predict the ultimate outcome of the matter. Accordingly, at March 31, 2014, we did not record a contingency related to this matter. In the event of a negative outcome, the potential loss related to the audit and preliminary assessment is currently estimated not to exceed $342 thousand.

(13)        RELATED PARTY TRANSACTIONS

Our related party transactions at March 31, 2014 include our $10.5 million note receivable from Global. Our CEO, Mikel Faulkner, serves as Chairman of Global. Please see Note 5 - “Notes Receivable – Related Party” for additional information on our note receivable from Global.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our business and the results of our operations. It should be read in conjunction with the consolidated condensed financial statements and the related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2013. Certain statements made in our discussion may be forward-looking. Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing HKN, Inc. and its consolidated subsidiaries on a consolidated basis.

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

BriteWater International, Inc.

BWI owns a patented oilfield emulsion breaking technology. This is a continuous process technology that can purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids, thereby reducing the environmental impact and disposal costs of these waste materials while recovering valuable oil. This technology has been successfully tested in multiple refineries as well as in a demonstration in Prudhoe Bay, Alaska, all of which confirmed the effectiveness of the emulsion breaking technology to recover valuable hydrocarbons and reduce wastes. BWI has completed the design and construction of standardized modules which can be used for both upstream and downstream applications in the oil and gas industry, including processing oilfield and refinery emulsions to recover valuable oil and oil spill remediation. BWI’s wholly-owned subsidiary, Arctic Star Alaska, Inc. (“Arctic Star”), is currently in the process of installing a mobile waste processing plant which is located on the North Slope of Alaska.

BWI also has an existing purpose-built plant which was designed to break emulsions found in weathered lagoon pits. Although its primary focus currently is to make the Arctic Star plant operational, BWI hopes to deploy this plant or parts of the plant once the Arctic Star plant is commissioned in the second half 2014. Should we determine that this plant is not deployable or that only parts of the plant are deployable however, we could incur a write down of the book value of this asset.

Domestic Energy Investment – HKN Bakken, Inc.

HBI currently holds non-operated working interests in properties strategically located in the Bakken and Niobrara shale oil plays. We invested in these assets because we believe they represent significant near-term growth potential and align well with our long term investment goals. We plan to invest on a non-operated basis in all phases of the oil and gas business including the acquisition of oil and gas leases, fee mineral interests, overriding royalty interests, participating and non-participating royalty interests and production payments, and participating in the drilling, completion, operation and maintenance of oil and gas wells.

Colombian Energy Investment – Global Energy Development PLC

At March 31, 2014, we held an investment in Global through our ownership of approximately 35% of Global’s ordinary shares and notes receivable. Global is a petroleum exploration and production company focused on Latin America. Global’s shares are traded on the Alternative Investment Market (“AIM”), a market operated by the London Stock Exchange. In addition to financing opportunities, we continue to monitor our investment in Global in order to identify opportunities for divesting of shares or making additional investments in the company. Global’s asset base and financial information continue to be strong; therefore we intend to hold our shares of Global until we believe the market price more accurately reflects the value of its operations and asset base.

Ordinary Shares - We account for our ownership of Global shares as an available for sale investment. At March 31, 2014 and December 31, 2013, our investment in Global was equal to the market value of Global’s ordinary shares as follows (in thousands, except for closing price and exchange rate amounts):

	March 31, 2014	December 31, 2013

Shares of Global Stock Held by HKN	12,462	12,462

Closing Price of Global Stock	£0.72	£0.94

Foreign Currency Exchange Rate	1.6673	1.6574

Market Value of Investment in Global	$14,856	$19,312

The foreign currency translation adjustment of approximately $93 thousand and the unrealized loss on investment of $4.6 million for the changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the three months ended March 31, 2014.

Global’s asset base and financial information continue to be strong; therefore we intend to hold our shares of Global until we believe the market price more accurately reflects the value of its operations and asset base.

2013 Note Receivable - In March 2013, we entered into a new loan agreement (the “Global 2013 Note”) with Global to refinance the outstanding $5 million Global Note Receivable and the $12 million Global Loan into one $17 million note. The Global 2013 Note extended the maturity date to June 15, 2015 and increased the interest rate from 12.5% to 12.75%. Principal payments are required quarterly and began on March 31, 2013. To date, we have received $6.5 million in principal payments from Global. Accrued interest on the outstanding principal balance is due on each quarterly principal payment date. During the three months ended March 31, 2014 and 2013, we have received approximately $383 thousand and $533 thousand, respectively, in interest payments from Global. Payment of the Global 2013 Note is guaranteed by Global’s principal operating subsidiary. In connection with the new loan agreement, Global paid us a transaction fee of $340 thousand, of which $135 thousand was deferred and presented net of our long term notes receivable at March 31, 2014. The remaining deferred transaction fee will be recognized over the life of the loan.

RECENT DEVELOPMENTS

Additional Investments

Throughout the first quarter 2014, we continued to focus our resources on the development of our emulsions-breaking technology through BWI and the construction of the Arctic Star plant, to participate in the development of the Bakken and Niobrara shale plays through HBI, and to support our investments in Global.

Continued Investment in BWI

During the three months ended March 31, 2014, BWI invested approximately $2.4 million in the Arctic Star plant, its initial project to commercialize its emulsions-breaking technology. Arctic Star currently holds contracts which grant Arctic Star the right of first refusal for oilfield waste generated in certain fields on the North Slope and is currently in negotiations to enter into crude sales contracts and additional feedstock supply agreements, one of which was obtained in April 2014. Construction was completed during the first quarter 2014 and the modules were shipped to the North Slope during the second quarter 2014. During the first quarter 2014, Arctic Star executed a lease for a site in Deadhorse, Alaska to install and operate its plant. Installation is currently in progress, and commissioning of the plant is anticipated to be completed during the second quarter 2014, with operations expected to begin in the third quarter 2014.

Continued Investment in HBI

We continue to invest in HBI on a non-operated basis, in all phases of the oil and gas business, including participation in the drilling, completion, operation and maintenance of oil and gas wells. During the three months ended March 31, 2014, we invested approximately $110 thousand in drilling and completion costs.

Other Matters

Share Repurchases

During the first quarter 2014, we purchased and retired 3,989 shares of our common stock for approximately $319 thousand.

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

We review our investment in Global at least semi-annually and more often if any indicators of impairment become known. We continuously monitor macroeconomic indicators and track Global’s stock price volatility for any downward trends in the market. We also review public financial information including Global’s issued financial statements, investor presentations, as well as financial analysts’ reviews and recommendations for any indicators of an other than temporary impairment in our carrying value. Additionally, we monitor public reports regarding the reserves in Colombia’s Middle Magdalena basin in which Global operates. In addition to these external indicators, we also assess internally our ability and intent to hold our investment in Global should the fair value drop below our cost. Any resulting other than temporary impairment would be immediately recognized in earnings. We have not recognized any impairment losses for three months ended March 31, 2014. We currently have a cumulative unrealized gain position on our investment in Global of $4.4 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements – There are currently no newly issued accounting pronouncements that are applicable to our business or the presentation of our consolidated condensed financial statements.

RESULTS OF OPERATIONS

The following is our discussion and analysis of significant components of our operations which have affected our operating results and balance sheet during the three months ended March 31, 2014 and 2013 included in the accompanying consolidated condensed financial statements.

Results of Operations for the Quarterly Periods Ended March 31, 2014 Compared to March 31, 2013

Our loss from continuing operations increased approximately 277% from $193 thousand in the first quarter 2013 to $727 thousand in the first quarter 2014. The increase was due to decreased oil and gas revenues from our investment in HBI, decreased interest income from our related party notes receivable and increased general and administrative costs.

Oil and Gas Revenues and Expenses

Oil and gas revenues decreased by $110 thousand from $248 thousand for the first quarter 2013 to $138 thousand for the first quarter 2014. The decrease was due to both lower oil and gas volumes and decreased oil prices, partially offset by higher gas prices. Assuming stable oil and gas pricing, future revenues from HBI are expected to increase as additional wells are drilled and begin producing.

Oil revenues decreased $121 thousand to $106 thousand and comprised 77% of our total revenues for the first quarter 2014. We realized a 14% decrease in oil prices received, decreasing from an average of $91.67 per barrel in the first quarter 2013 to $78.52 per barrel in the first quarter 2014. Oil production for the first quarter 2014 decreased approximately 45% compared to the prior year period to approximately 1 thousand bbls, approximately 92% of which came from our non-operated properties located in the Bakken. This decrease in volumes is mainly a result of the high initial decline rates characteristic to Bakken wells.

Gas revenues increased $11 thousand to $32 thousand and comprised 23% of our total revenues for the first quarter 2014. We realized a 58% increase in gas prices received, increasing from an average of $5.85 per mcf in the first quarter 2013 to $9.22 per mcf in the first quarter 2014. This average price is mainly a result of natural gas produced in the Bakken formation having a higher dollar value than other natural gas production areas due to its higher wet gas content. Gas production for the first quarter 2014 decreased approximately 3% compared to the prior year period to approximately 3 thousand mcf, approximately 74% of which came from our non-operated properties located in the Bakken.

Oil and gas operating expenses increased $6 thousand to $36 thousand for the first quarter 2014, as a result of expenses related to well repairs, as well as an increase of 34 gross producing wells compared to the prior year period. Oil and gas operating expenses are expected to increase as new wells are drilled in the near term.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately 30% from $893 thousand for the first quarter 2013 to $1.2 million for the first quarter 2014 primarily due to increased personnel related costs, partially offset by increased capitalization of personnel and other general and administrative costs at BWI as BWI continued to concentrate its efforts on construction of the Arctic Star plant during the first quarter 2014. We anticipate that our selling, general and administrative expenses may increase in future periods as we dedicate additional resources to the marketing efforts of BWI and new acquisitions. However, we continue to monitor and minimize our controllable costs.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense decreased approximately 37% from $210 thousand for the first quarter 2013 to $133 thousand for the first quarter 2014, primarily due to a higher reserve base and lower production. Depreciation, depletion and amortization expenses are expected to increase in the near term as new wells are drilled and begin producing and the Arctic Star plant is commissioned.

Interest and Other Income

Interest and other income decreased approximately 33% from $692 thousand in the first quarter 2013 to $466 thousand in the first quarter 2014, primarily as a result of lower principal balances outstanding on the Global notes during the period. Additionally, we recognized $86 thousand in unamortized origination fees related to our old Global notes as a result of entering into our new Global 2013 Note in the first quarter 2013.

Loss from Discontinued Operations

Our loss from discontinued operations decreased 39% from $110 thousand in the first quarter 2013 to $67 thousand in the first quarter 2014. We continue to incur additional legal costs related to litigation and regulatory matters for the sold oil and gas properties during the first quarter 2013 and the first quarter 2014, although our insurance policy began paying a portion of these legal fees during the third quarter 2013.

LIQUIDITY AND CAPITAL STRUCTURE

Financial Condition

	March 31,	December 31,
(Thousands of dollars)	2014	2013

Current ratio	5.51 to 1	5.76 to 1
Working capital (1)	$10,184	$12,275
Total debt	$—	$—
Total cash less debt	$11,856	$14,302
Total stockholders' equity	$58,058	$63,577
Total liabilities to equity	0.05 to 1	0.05 to 1

(1) Working capital is the difference between current assets and current liabilities.

Cash on hand was primarily generated from proceeds from our oil and gas property divestitures and the rights offering to our stockholders, both of which occurred during 2011. These proceeds have been used to develop our BWI and HBI assets as well as to support our Global investment. The decrease in our working capital as of March 31, 2014 as compared to December 31, 2013 is primarily due to cash used by operations of approximately $1.3 million, $2.3 million in capital expenditures for BWI and HBI and the repurchase of approximately 4 thousand shares of treasury stock for approximately $319 thousand, which were partially offset by principal payments of $1.5 million received on the Global 2013 Note receivable.

We used approximately $2.3 million for capital expenditures during the first quarter 2014, $2.2 million of which were for Arctic Star plant construction and $33 thousand for drilling and completion costs for HBI. We anticipate it will cost a total of approximately $14 million to complete the construction and commissioning of the Arctic Star plant, of which $11 million has been spent through March 31, 2014.

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

Capital Structure

At March 31, 2014, if our remaining convertible preferred stock were converted we would be required to issue the following amounts of our common stock:

		Shares of Common
		Stock Issuable at
Instrument	Conversion Price (1)	March 31, 2014

Series G1 Preferred	$11,200	8
Series G2 Preferred	$2,688	37
Common Stock Potentially Issued Upon Conversion		45
_______________________ (1) Certain conversion prices are subject to adjustment under certain circumstances.

Significant Ownership of our Stock

As of March 31, 2014, Everest Hill Group, Inc. (“Everest Hill”) beneficially owned approximately 66% of the combined voting power of our outstanding common stock. Everest Hill was formerly known as Brean Murray Carret Group, Inc., which changed its name during 2013. This entity is beneficially owned by Wayne Quasha through the AQ, JQ and WQ Trusts. Mr. Alan Quasha, Chairman of the Board of Directors of HKN, is the brother of Wayne Quasha, who is deemed the beneficial owner of Everest Hill, but Mr. Alan Quasha disclaims any beneficial ownership of these shares. Everest Hill is in a position to exercise significant influence over the election of our Board of Directors and other matters.

Cash Flows

Net cash used by operating activities during the three months ended March 31, 2014 was $1.3 million, as compared to $809 thousand in the prior year period. Net cash used by continuing operations increased from $644 thousand to $1.3 million. This increase was primarily as a result of a $491 thousand increase in net loss and an approximately $273 thousand increase in cash used for operating capital as a result of decreased revenues from our HBI asset, decreased interest income on our Global notes, and increases in our general and administrative costs. Cash from discontinued operations increased from cash used of $165 thousand in the prior year period to cash provided of $29 thousand in the first three months of 2014.

Net cash used by investing activities during the three months ended March 31, 2014 was $843 thousand, as compared to $141 thousand in the prior year period. Cash used by investing activities for the first quarter 2014 is primarily comprised of $2.2 million in capital expenditures for BWI and $33 thousand for HBI, offset by $1.5 million in repayments on the Global 2013 Note. Cash used by investing activities during the first quarter 2013 was primarily the result of $813 thousand in capital expenditures for BWI and $170 thousand for HBI, offset by $500 thousand in repayments and the $340 thousand origination fee on the Global 2013 Note.

We used cash for financing activities of $319 thousand and $1.9 million during the three months ended March 31, 2014 and 2013, respectively, primarily to repurchase and retire approximately 4 thousand and 22 thousand, respectively, of our outstanding common shares.

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

TPIC has filed a lawsuit against XPLOR in the 236th Judicial District Court, Tarrant County, Texas. The case is styled: Texas Petroleum Investment Company vs. XPLOR Energy SPV-1, Inc., Richard Cottle, Sarah Gasch, and John Hewitt. In the lawsuit, TPIC has asserted claims of fraud, fraudulent inducement, negligent misrepresentation, and indemnity related to its purchase of a production platform and associated assets from XPLOR. TPIC’s claims focus on alleged salt water system defects, related repairs to the facilities, and purported representations regarding the condition of the platform and associated assets. TPIC is seeking an unstated amount of alleged actual and exemplary damages as well as costs and fees. Although litigation is inherently uncertain, based upon the information known to date, we do not believe TPIC’s claims have merit. Accordingly, as of March 31, 2014, we did not record a contingency related to TPIC’s allegations as we do not currently believe that it is probable that HKN or XPLOR would be responsible for the costs, fees and damages allegedly incurred by TPIC as a result of its claims, the salt water disposal issues, or third party or governmental claims, if any, resulting therefrom.  We intend to vigorously defend any assertions related to the above lawsuit.  Based upon information known to date, the range of estimated loss if TPIC were to prevail on its claims is currently estimated not to exceed $2.5 million in damages, costs, and fees.

Main Pass Environmental Investigations – In January 2013, we were notified by the Louisiana Department of Environmental Quality (“LDEQ”) of an investigation and potential penalty related to the TPIC allegations of improper salt water disposal at the Main Pass 35 field previously owned by our subsidiary XPLOR Energy SPV-1, Inc. In March 2014, a telephone status conference was held with the LDEQ and the Administrative Law Judge (“ALJ”) handling this matter. Counsel for the LDEQ requested the ALJ to pass the matter for six (6) months citing the ongoing litigation with TPIC. The ALJ agreed to the LDEQ’s request and another status conference has been set for October 2014. In March 2013, we were advised that the U.S. Environmental Protection Agency was undertaking a criminal investigation of the salt water disposal incident. We are not aware of any damage to or spill from the salt water disposal system prior to TPIC’s ownership; accordingly, as of March 31, 2014, we did not record a contingency related to these investigations.

Point Au Fer Lawsuit – During the second quarter 2013, we learned HKN, Inc. was named in a lawsuit filed in the 32nd Judicial District Court for the Parish of Terrebonne, Louisiana by Point Au Fer, L.L.C., and The Roman Catholic Church of the Archdiocese of New Orleans.  The case is styled: Point Au Fer, L.L.C., and The Roman Catholic Church of the  Archdiocese of New Orleans v. ExxonMobil Oil Corporation, et al, No. 169160. In the lawsuit, the plaintiffs have alleged that real property they own in Terrebonne Parish has been environmentally damaged as a result of oil and gas exploration activities of twenty different defendants.  The plaintiffs seek damages for testing and remediation of the property, property stigma, loss of use of land and lost profits, civil fruits for defendants trespass, land loss and subsidence, punitive or exemplary damages and attorney’s fees. Per Louisiana law, no actual dollar amount of damages has been alleged in the Petition. With specific regard to HKN, Inc., out of over one hundred wells identified in the Petition, HKN, Inc. only drilled one well, the MA Smythe Nelson #1, which was a dry hole. The MA Smythe Nelson #1 was drilled on June 2, 1980 and plugged and abandoned on July 12, 1980.  We have and intend to continue to vigorously defend any assertions related to the above lawsuit. Due to the inherent uncertainties of the lawsuit at this time, we cannot accurately predict the ultimate outcome of the matter. Accordingly, at March 31, 2014, we did not record a contingency related to this matter.

Point a la Hache Lawsuit – During the second quarter 2013, we learned XPLOR Energy Operating Company and XPLOR Energy SPV-1, Inc. were named in a lawsuit filed in the 25th Judicial District Court for the Parish of Plaquemines, Louisiana. The case is styled: Catherine P. Alford et al. v. BP America Production Company, et al., Docket No. 60-479. In the lawsuit, eight plaintiffs have sued 25 defendants, alleging that they own and/or use a certain 4,480 acres located in the Pointe a la Hache oil and gas field.  Plaintiffs further allege that the property has been contaminated or otherwise damaged by oil and gas exploration and production activities.  Per Louisiana law, no actual dollar amount of damages has been alleged in the Petition. On March 18, 2014, prior to the hearing on defendants’ exceptions, plaintiffs filed a motion to dismiss the lawsuit in its entirety. The court signed the order dismissing all claims against the defendants on March 27, 2014, and the case is now closed. Accordingly, at March 31, 2014, we did not record a contingency related to this matter.

SLFPA-E Litigation – Plaintiffs South Louisiana Flood Protection Authority—East (“SLFPA-E”) filed this lawsuit in Louisiana state court against over 90 oil and gas and pipeline companies. Generally the lawsuit alleges that activities by defendants—primarily but not exclusively the dredging of canals—have made it more difficult for the SLFPA-E to protect the New Orleans metropolitan area from flooding. Defendants have removed the case to federal court, but the plaintiff seeks to remand the case back to state court. Until that issue is resolved, there is no pending discovery or other activity in the case. The petition alleges that HKN, Inc. is "by virtue of [one or more of] mergers, acquisitions, name changes, etc., responsible for" the actions of Tejas Power Corporation, which is alleged to have obtained in the 1980s certain dredging permits and rights of way.  HKN, Inc. disputes that it is responsible for any actions of Tejas Power Corporation.  The public record appears to suggest that Tejas Power Corporation may have been a subsidiary of Harken Oil and Gas, Incorporated (a previous name of HKN, Inc.) for a few years in the 1980s and 1990s.  However, there appears to be nothing to indicate that HKN, Inc. would have liability for the actions of Tejas Power Corporation, which continued to exist after HKN, Inc. no longer had any interest in Tejas Power Corporation. Due to the inherent uncertainties of the lawsuit at this time, we cannot accurately predict the ultimate outcome of the matter.  Accordingly, at March 31, 2014, we did not record a contingency related to this matter.

Louisiana Limited Scope Audit – In April 2012, we received notice from the State of Louisiana’s Department of Revenue that our discontinued oil and gas subsidiary, XPLOR Energy Operating Company, was the subject of a limited scope sales tax audit focused on the company’s on-site use and consumption of lease gas in connection with its lease, gathering and pipeline operations from January 1, 2006 through June 30, 2009. The Louisiana Department of Revenue issued a preliminary assessment, or “Notice of Proposed Tax Due,” preliminarily assessing sales tax of $194 thousand and related penalties and interest of $148 thousand, resulting in a total assessment of $342 thousand. In July 2012, we filed an audit protest with the Louisiana Department of Revenue challenging the preliminary assessment, as we do not agree with the legal basis of the assessment or the methodology in which the taxes were calculated and plan to vigorously defend our position. Due to the inherent uncertainties of the audit protest and preliminary assessment, we cannot accurately predict the ultimate outcome of the matter. Accordingly, at March 31, 2014, we did not record a contingency related to this matter. In the event of a negative outcome, the potential loss related to the audit and preliminary assessment is currently estimated not to exceed $342 thousand.

BWI Contingency – BWI has a contingent liability of $800 thousand related to an obligation which may be payable upon the conclusion of certain performance events related to its weathered lagoon plant. There were no changes to the BWI liability recorded during the three months ended March 31, 2014.

Off-Balance Sheet Arrangements - As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2014, we were not involved in any unconsolidated SPE transactions and we have no off-balance sheet arrangements.

Treasury Stock – At March 31, 2014 and December 31, 2013, we held no shares of treasury stock. In January 2013, we announced that our Board of Directors authorized the cancellation of our September 2005 stock repurchase plan and authorized a new stock repurchase program which allows us to buy back up to 45 thousand shares of our common stock. During the three months ended March 31, 2014, we purchased and retired 3,989 shares of our common stock for approximately $319 thousand. As of March 31, 2014, approximately 8 thousand shares remained available for repurchase under our repurchase program.

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

We had no debt outstanding at March 31, 2014. If we seek to raise other equity or debt financing to fund capital expenditures or other acquisition and development opportunities, those transactions may be affected by the market value of our common stock. If the price of our common stock declines, our ability to utilize our stock either directly or indirectly through convertible instruments for raising capital could be negatively affected. Further, raising additional funds by issuing common stock or other types of equity securities could dilute our existing stockholders, which dilution could be substantial if the price of our common stock decreases. Any securities we issue may have rights, preferences and privileges that are senior to our existing equity securities. Borrowing money may also involve pledging some or all of our assets.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings with the SEC are recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of the end of the period covered by this report, and under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of these disclosure controls and procedures. This evaluation was based on the framework in the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)       The following table provides information about purchases by us during the three months ended March 31, 2014, of our common stock.

	(a)	(b)	(c)	(d)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

January 1, 2014 through January 31, 2014	3,989	$80.00	—	7,622
February 1, 2014 through February 28, 2014	—	$—	—	7,622
March 1, 2014 through March 31, 2014	—	$—	—	7,622
Total	3,989	$80.00	—	7,622

Item 6. Exhibits

EXHIBIT INDEX

Exhibit

*31.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (“S.O. Act”)

*31.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 302 of the S.O. Act

*32.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

*32.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

*101.INS**	XBRL Instance

*101.SCH**	XBRL Taxonomy Extension Schema

*101.CAL**	XBRL Taxonomy Extension Calculation

*101.DEF**	XBRL Taxonomy Extension Definition

*101.LAB**	XBRL Taxonomy Extension Labels

*101.PRE**	XBRL Taxonomy Extension Presentation

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

HKN, Inc.
(Registrant)

Date: May 13, 2014	By: /s/ Sarah B. Gasch
Sarah B. Gasch
Executive Vice President and
Chief Financial Officer

