Form 10-Q
period 2014-06-30
HKN, Inc.
filed 2014-08-07
CIK 313478

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares of common stock, par value $0.01 per share, outstanding as of July 31, 2014 was 390,916.

HKN, INC.

INDEX TO QUARTERLY REPORT

June 30, 2014

  HKN, INC.

  CONSOLIDATED CONDENSED BALANCE SHEETS

  (Unaudited, in thousands, except for share and per share amounts)

	June 30,	December 31,
	2014	2013

Assets

Current Assets:
Cash and cash equivalents	$8,832	$14,302
Accounts receivable	279	334
Assets of discontinued operations, net of allowance of $158 thousand at June 30, 2014
and December 31, 2013	3	6
Short term note receivable - related party, net of deferred transaction fees of $98 thousand
at June 30, 2014	8,902	—
Prepaid expenses and other current assets	407	214
Total Current Assets	18,423	14,856

Oil and gas property, using the successful efforts method of accounting	4,394	4,450
Construction in progress - plant	13,720	8,833
Weathered lagoon plant	6,230	6,236
Capital leases - equipment	844	—
Office equipment and other	373	305
Accumulated depreciation and depletion	(967)	(781)
Total Property and Equipment, net	24,594	19,043

Intangible assets, net	1,565	1,667
Long term note receivable - related party, net of deferred transaction fees of $177 thousand
at December 31, 2013	—	11,823
Investment in Global	17,191	19,312
Other assets	128	259
Total Assets	$61,901	$66,960

Liabilities and Stockholders' Equity

Current Liabilities:
Trade payables	$257	$838
Liabilities of discontinued operations	73	160
Capital lease obligation - short term	363	—
Accrued liabilities and other	811	1,583
Total Current Liabilities	1,504	2,581

Asset retirement obligation	2	2
Capital lease obligation - long term	394	—
BWI contingency	800	800
Total Liabilities	2,700	3,383

Contingencies (Note 2 and 12)

Stockholders’ Equity:
Series G1 convertible preferred stock, $1.00 par value; $100,000 liquidation value;
700,000 shares authorized; 1,000 shares outstanding	1	1
Series G2 convertible preferred stock, $1.00 par value; $100,000 liquidation value;
100,000 shares authorized; 1,000 shares outstanding	1	1
Common stock, $0.01 par value; 2,000,000 shares authorized;
390,916 and 401,943 shares issued and outstanding, respectively	4	4
Additional paid-in capital	449,653	450,394
Accumulated deficit	(396,736)	(395,643)
Accumulated other comprehensive income	6,278	8,820
Total Stockholders' Equity	59,201	63,577
Total Liabilities and Stockholders' Equity	$61,901	$66,960

  The accompanying Notes to the Consolidated Condensed Financial Statements are

  an integral part of these Statements.

HKN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues:
Oil and gas operations	$317	$266	$455	$514
Total revenues	317	266	455	514

Operating costs and expenses:
Oil and gas operating	76	36	112	66
Selling, general and administrative	827	755	1,989	1,648
Depreciation, depletion and amortization	194	134	327	344
Total operating costs and expenses	1,097	925	2,428	2,058

Loss from operations	(780)	(659)	(1,973)	(1,544)

Other income and expenses:
Interest and other expenses	(63)	—	(63)	—
Interest and other income - related party	372	586	796	1,245
Interest and other income	50	4	92	37
Total other income	359	590	825	1,282

Loss from continuing operations	(421)	(69)	(1,148)	(262)
Gain on disposal of discontinued operations	41	—	41	—
Income (loss) from discontinued operations	81	(161)	14	(271)
Net loss	(299)	(230)	(1,093)	(533)
Accrual of dividends related to preferred stock	(4)	(4)	(8)	(8)
Gain on payments of dividends of preferred stock	8	8	8	8
Net loss attributed to common stock	$(295)	$(226)	$(1,093)	$(533)
Loss per common share from continuing operations	$(1.06)	$(0.16)	$(2.90)	$(0.64)
Earnings (loss) per common share from discontinued operations	0.31	(0.40)	0.14	(0.65)
Net loss per common share, basic and diluted	$(0.75)	$(0.56)	$(2.76)	$(1.29)
Weighted average common shares outstanding:
Basic and diluted	393,039	404,814	396,122	414,496

The accompanying Notes to the Consolidated Condensed Financial Statements are

an integral part of these Statements.

HKN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(299)	$(230)	$(1,093)	$(533)

Foreign currency translation adjustments	422	86	515	(1,294)
Unrealized gain (loss) on investments	1,495	(3,546)	(3,057)	(8,404)
Other comprehensive income (loss)	1,917	(3,460)	(2,542)	(9,698)
Comprehensive income (loss)	$1,618	$(3,690)	$(3,635)	$(10,231)

The accompanying Notes to the Consolidated Condensed Financial Statements

are an integral part of these Statements.

HKN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(1,093)	$(533)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion and amortization	327	344
Stock-based compensation expense	106	11
Gain on disposal of discontinued operations	(41)	—
Gain on sale of assets	(47)	—
Amortization of note receivable - related party transaction fee	(79)	(185)
Other	—	(28)
Change in operating assets and liabilities:
Accounts receivable and accounts receivable - related party	17	(195)
Prepaid assets and other	(157)	(215)
Trade payables and other	(1,243)	(142)
Net cash used in operating activities - continuing operations	(2,210)	(943)
Net cash used in operating activities - discontinued operations	(43)	(105)
Net cash used in operating activities	(2,253)	(1,048)

Cash flows from investing activities:
Capital expenditures	(5,102)	(1,976)
Purchase of Global shares	(422)	—
Net proceeds from sales of assets	271	53
Origination fee from note receivable - related party restructuring	—	340
Repayment of note receivable - related party	3,000	2,000
Change in restricted cash	(50)	—
Net cash provided by (used in) investing activities	(2,303)	417

Cash flows from financing activities:
Principal payments on capital lease obligations	(67)	—
Purchase of treasury stock	(847)	(2,966)
Net cash used in financing activities	(914)	(2,966)

Net decrease in cash and cash equivalents	(5,470)	(3,597)
Cash and cash equivalents at beginning of period	14,302	19,286
Cash and cash equivalents at end of period	$8,832	$15,689

Supplemental cash disclosures:
Cash paid for interest	$48	$—
Noncash financing activities:
Equipment acquired through capital lease obligations	$844	$—

The accompanying Notes to the Consolidated Condensed Financial Statements

are an integral part of these Statements.

HKN, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2014 and 2013

(unaudited)

(1)          BASIS OF PRESENTATION

Our accompanying consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to prevent the information presented from being misleading. In our opinion, these consolidated condensed financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2014 and December 31, 2013, the results of our operations for the three and six months presented as of June 30, 2014 and 2013 and changes in our cash flows for the six months presented as of June 30, 2014 and 2013. The December 31, 2013 consolidated condensed balance sheet information is derived from audited financial statements. All adjustments represent normal recurring items. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. Certain prior year amounts have been reclassified to conform to the 2014 presentation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

Accumulated Other Comprehensive Income – Comprehensive income includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Changes in our accumulated other comprehensive income during the period are as follows (in thousands):

	Foreign Currency	Unrealized
	Translation	Gain (Loss) on	Accumulated Other
	Adjustments	Investments	Comprehensive Income

Balance as of December 31, 2013	$1,215	$7,605	$8,820
Current period other comprehensive income (loss)	515	(3,057)	(2,542)
Balance as of June 30, 2014	$1,730	$4,548	$6,278

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

Property and Equipment – We recorded depreciation expense related to other property and equipment of $21 thousand and $13 thousand for the three months and $40 thousand and $29 thousand for the six months ended June 30, 2014 and 2013, respectively. Depreciation, depletion and amortization expense for oil and gas producing properties and related equipment was $121 thousand and $69 thousand for the three months and $184 thousand and $212 thousand for the six months ended June 30, 2014 and 2013, respectively.

Capital Leases – During the second quarter 2014, we leased equipment for the Arctic Star plant under two separate capital leases which each have two year minimum lease terms. These leases include options to renew and/or purchase the leased property. These assets are included in plant, property and equipment in our consolidated condensed balance sheets. At June 30, 2014, total assets acquired under capital leases were $844 thousand. There was no amortization expense for the six months ended June 30, 2014, as the assets had not been placed into service as of June 30, 2014.

At June 30, 2014, the total capital lease obligation was $757 thousand, of which $363 thousand was classified as a short-term liability and $394 thousand was classified as a long-term liability in our consolidated condensed balance sheets. Capital lease interest expense was $63 thousand for the three and six months ended June 30, 2014. The following is a schedule of remaining future minimum lease payments under capital leases (in thousands):

Year Ending December 31,
2014	$273
2015	543
2016	176
Total minimum lease payments	992
Less: Amount representing interest (1)	(235)
Present value of minimum lease payments	$757

 __________________________

(1) Amount to reduce minimum lease payments to fair value as calculated by the imputed interest rate at lease inception since the present value of the minimum lease payments as calculated by the incremental borrowing rate exceeded fair value at inception of the leases.

Intangible Assets – Our intangible assets consist of patents acquired in connection with our investment in BriteWater International, Inc. (“BWI”). Our patents were valued at $2.6 million on their acquisition date and are amortized on a straight-line basis over a period of 6-21 years, based on their respective contractual lives. Accumulated amortization in the amount of $1 million has been recorded on these patents to date. We have recorded amortization expense related to these patents of $52 thousand for both the three months and $103 thousand for both the six months ended June 30, 2014 and 2013, respectively. Patent annuity fees and legal fees related to the renewal of our existing patents are expensed as incurred and recorded within selling, general and administrative expenses in our consolidated condensed statements of operations.

Other Assets – At June 30, 2014, other assets included $61 thousand in prepaid drilling costs related to the drilling and completion of wells held by HKN Bakken, Inc. (“HBI”), $17 thousand in deposits related to the Arctic Star site lease and facility and restricted cash of $50 thousand for a Letter of Credit required for the Arctic Star plant site lease.

Accrued Liabilities and Other – At June 30, 2014, accrued liabilities and other included approximately $520 thousand in accrued capital costs related to the construction, installation and commissioning of the Arctic Star plant and approximately $170 thousand in accrued capital costs related to the drilling and completion of HBI wells under development.

Stock-Based Compensation – We measure all stock-based compensation awards using a fair value method on the date of grant and recognize such expense in our consolidated financial statements over the requisite service period on a straight-line basis. We use the Black-Scholes formula to determine the fair value of stock-based compensation awards on the date of grant. The Black-Scholes formula requires management to make assumptions regarding the option lives, expected volatility, and risk free interest rates. Total stock-based compensation recognized within selling, general and administrative expenses in the Company’s consolidated condensed statements of operations was $53 thousand and $18 thousand for the three months and $106 thousand and $11 thousand for the six months ended June 30, 2014 and 2013, respectively.

Recently Issued Accounting Pronouncements – In April 2014, FASB issued the Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This standard revises the definition of a discontinued operation to limit the circumstances under which a disposal or classification as held for sale qualifies for presentation as a discontinued operation. Amendments in this standard require expanded disclosures concerning a discontinued operation and the disposal of an individually-material component of an entity not qualifying as a discontinued operation. The standard is effective for annual and interim periods beginning on or after December 15, 2014 and should be applied prospectively, with early adoption permitted. We currently do not expect this standard to have any impact on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 on revenue from contracts with customers. Under this new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. The standard is effective for interim and annual periods beginning after December 16, 2016, and early adoption is not permitted. Adoption is allowed by either the full retrospective or modified retrospective approach. We are currently evaluating which approach we will apply and the impact, if any, that this standard will have on our consolidated financial statements.

(2)          BRITEWATER INTERNATIONAL, INC.

Our wholly-owned BWI subsidiary owns a patented oilfield emulsion breaking technology. This is a continuous process technology that can purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids, thereby reducing the environmental impact and disposal costs of these waste materials while recovering valuable oil. BWI has completed the design, construction and installation of its first set of standardized modules which can be used for both upstream and downstream applications in the oil and gas industry, including processing oilfield and refinery emulsions to recover valuable oil and oil spill remediation.

BWI’s wholly-owned subsidiary, Arctic Star Alaska, Inc. (“Arctic Star”) is in the process of commissioning these modules as a mobile waste processing plant on the North Slope of Alaska. Arctic Star currently holds contracts which grant it the right of first refusal for oilfield waste generated in certain fields on the North Slope.

BWI also has a completed purpose-built plant which was designed to break emulsions found in weathered lagoon pits.

BWI Contingency – BWI has a contingent liability of $800 thousand which may be payable upon the conclusion of certain performance events related to its weathered lagoon plant. There were no changes to the BWI liability recorded during the six months ended June 30, 2014.

(3)          HKN BAKKEN, INC.

HBI holds non-operated working interests in properties strategically located in the Bakken and Niobrara shale oil plays. We invested in these assets because we believe they present significant near-term growth potential and align well with our long term investment goals. We continue to invest in HBI on a non-operated basis, in all phases of the oil and gas business, including participation in the drilling, completion, operation and maintenance of oil and gas wells. During the six months ended June 30, 2014, we invested approximately $208 thousand in drilling and completion costs.

During April 2014, we executed and closed on an agreement for the final dissolution of Gerrity Oil, LLC. In conjunction with this agreement, HBI sold its interest in four Bakken wells and a six acre parcel of land in Colorado for proceeds of approximately $271 thousand and recognized a gain on this sale of $47 thousand within interest and other income in our consolidated condensed statements of operations.

(4)          INVESTMENT IN GLOBAL

Our non-current available for sale investment consists of our ownership of approximately 35% of Global’s outstanding ordinary shares. At June 30, 2014 and December 31, 2013, our investment in Global was equal to the market value of Global’s ordinary shares as follows (in thousands, except for closing price and exchange rate amounts):

	June 30, 2014	December 31, 2013

Shares of Global Stock Held by HKN	12,805	12,462

Closing Price of Global Stock	£0.79	£0.94

Foreign Currency Exchange Rate	1.7102	1.6574

Market Value of Investment in Global	$17,191	$19,312

The foreign currency translation adjustment of approximately $515 thousand and the unrealized loss on investment of $3 million for the changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the six months ended June 30, 2014.

During the six months ended June 30, 2014, we purchased an additional 343 thousand shares of Global for approximately $422 thousand, increasing our ownership from 34.51% to 35.46%.

Our policy is to review our investment in Global semi-annually or more often if any indicators of impairment become known. We continuously monitor macroeconomic indicators and track Global’s stock price volatility for any downward trends in the market. We also review public financial information including Global’s issued financial statements and investor presentations, as well as financial analysts’ reviews and recommendations for any indicators of an other than temporary impairment in our carrying value. Additionally, we monitor public reports regarding the reserves in Colombia’s Middle Magdalena basin in which Global operates. We also assess internally our ability and intent to hold our investment in Global should the fair value drop below our cost. Any resulting other than temporary impairment would be immediately recognized in earnings. We have not recognized any such impairment as of June 30, 2014. We currently have a cumulative unrealized gain position on our investment in Global of $6.3 million.

(5)          NOTES RECEIVABLE – RELATED PARTY

In March 2013, we entered into a new loan agreement (the “Global 2013 Note”) with Global to refinance the outstanding $5 million Global Note Receivable and the $12 million Global Loan into one $17 million note. The Global 2013 Note extended the maturity date to June 15, 2015 and increased the interest rate from 12.5% to 12.75%. Principal payments are required quarterly and began on March 31, 2013. To date, we have received $8 million in principal payments from Global. Accrued interest on the outstanding principal balance is due on each quarterly principal payment date. We have received interest payments from Global of approximately $335 thousand and $525 thousand for the three months and $717 thousand and $1.1 million for the six months ended June 30, 2014 and 2013, respectively. Payment of the Global 2013 Note is guaranteed by Global’s principal operating subsidiary. In connection with the new loan agreement, Global paid us a transaction fee of $340 thousand, of which $98 thousand was deferred and presented net of our long term notes receivable at June 30, 2014. The remaining deferred transaction fee will be recognized over the life of the loan. The remaining payments due to us under the new Global 2013 Note are as follows: $1.5 million due quarterly from September 30, 2014 through March 31, 2015 and $4.5 million due June 15, 2015.

As of June 30, 2014, the Global 2013 Note has been classified as current because all quarterly payments on the Global 2013 Note have been received in accordance with the stated repayment terms, and we believe the remaining payments will also be made as scheduled. Previously, our related party loans were classified as long-term due to the historic uncertainty around the timing of collection in spite of the stated repayment terms in the agreements. We assess the collectability of our related party loan with Global on a semi-annual basis based on review of their publicly disclosed financial information. Additionally, we continually monitor all Global disclosures for any events that could adversely affect their liquidity or results of operations. As of the date of this quarterly report on Form 10-Q we do not have any reason to believe that our Global 2013 Note is not collectible or is impaired. Accordingly, we did not record any allowance for doubtful accounts related to our related party notes receivable at June 30, 2014.

(6)          ASSET RETIREMENT OBLIGATION

We recognize the present value of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. A summary of our asset retirement obligations as of June 30, 2014 is as follows (in thousands):

	Asset Retirement
Asset Category	Obligation	Estimated Life

Oil and gas producing properties	$2 (1)	27.5 years

__________________________

(1) This is a recurring Level 3 fair value measurement. See Note 7 - “Fair Value Measurements” for further discussions of Level 3 valuation definitions.

The following table describes all changes to our asset retirement obligation liability during the six months ended June 30, 2014 (in thousands):

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

  Level 3 – Valuation inputs are unobservable and significant to the fair value measurement.

The following tables present recurring financial assets which are carried at fair value as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Level 1	Level 2	Level 3

Investment in Global (1)	$17,191	$—	$—

	December 31, 2013
	Level 1	Level 2	Level 3

Investment in Global (1)	$19,312	$—	$—

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

The carrying amounts of the major classes of assets and liabilities for our discontinued oil and gas operations are summarized below (in thousands):

	June 30,	December 31,
	2014	2013

Current Assets:
Accounts receivable, net	$3	$6
Total Current Assets	3	6
Total Assets of Discontinued Operations	$3	$6
Current Liabilities:
Trade payables	$5	$29
Revenues and royalties payable	18	18
Accrued liabilities and other	50	113
Total Current Liabilities	73	160
Total Liabilities of Discontinued Operations	$73	$160

Our Accrued Liabilities and Other at June 30, 2014 consist of legal fees related to the XPLOR Energy Litigation (see Note 12 – “Contingencies”).

Cash used by discontinued operations during the six months ended June 30, 2014 is mainly related to legal costs resulting from the sale of the oil and gas properties net of any related insurance recoveries. Upon resolution of the XPLOR Energy litigation and regulatory matters, no significant activities are expected related to these discontinued operations.

The revenues and net loss before income tax associated with our discontinued oil and gas operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues and other:
Oil and gas operations	$—	$—	$—	$—
Oil and gas processing and handling income	—	—	—	—
Total revenues from discontinued operations	$—	$—	$—	$—

Income (loss) from discontinued operations before taxes	$81	$(161)	$14	$(271)

We recognized a gain of $41 thousand on the 2011 disposal of our Gulf Coast oil and gas properties during the both the three and six months ended June 30, 2014, respectively, due to a refund of a drilling prepayment related to retained plugging and abandonment costs. No losses were recognized on this disposal in the first six months of 2013. The income from discontinued operations for the three and six months ended June 30, 2014 represents insurance recoveries for prior period costs which were in excess of the current period legal costs.

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

At June 30, 2013, we reported our investment in Gerrity Oil as a reportable segment. In January 2013, we made the decision to dissolve the joint venture and obtain a direct ownership interest in our 50% portion of the Gerrity Oil assets and properties under a newly formed corporation, HBI. After this decision, the oil and gas operations of the newly formed HBI entity were absorbed by HKN personnel throughout 2013 and no additional resources were allocated to the management of those operations. Therefore, we did not consider our investment in HBI to be a separate operating segment as of December 31, 2013. Since Gerrity Oil was previously reported as a separate reportable segment at June 30, 2013, that period has been restated to be included with the HKN parent company activity in order to be consistent with the three and six months ended June 30, 2014.

Our financial information, expressed in thousands, for each of our operating segments for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30, 2014

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$317	$—	$—	$317
Oil and gas expenses	(76)	—	—	(76)
Selling, general and administrative expenses	(623)	(204)	—	(827)
Depreciation, depletion and amortization	(135)	(59)	—	(194)
Interest and other expenses	—	(108)	45	(63)
Interest and other income - related parties	417	—	(45)	372
Interest and other income	50	—	—	50
Segment loss from continuing operations	$(50)	$(371)	$—	$(421)
Capital Expenditures	$(42)	$2,851	$—	$2,809
Total Assets	$47,036	$22,903	$(8,038)	$61,901

	Three Months Ended June 30, 2013

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$266	$—	$—	$266
Oil and gas expenses	(36)	—	—	(36)
Selling, general and administrative expenses	(570)	(185)	—	(755)
Depreciation, depletion and amortization	(78)	(56)	—	(134)
Interest and other expenses	(2)	(141)	143	—
Interest and other income - related parties	729	—	(143)	586
Interest and other income	4	—	—	4
Segment income (loss) from continuing operations	$313	$(382)	$—	$(69)
Capital Expenditures	$105	$837	$—	$942
Total Assets	$56,773	$12,613	$(8,468)	$60,918

	Six Months Ended June 30, 2014

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$455	$—	$—	$455
Oil and gas expenses	(112)	—	—	(112)
Selling, general and administrative expenses	(1,560)	(429)	—	(1,989)
Depreciation, depletion and amortization	(212)	(115)	—	(327)
Interest and other expenses	—	(176)	113	(63)
Interest and other income - related parties	909	—	(113)	796
Interest and other income	92	—	—	92
Segment loss from continuing operations	$(428)	$(720)	$—	$(1,148)
Capital Expenditures	$3	$5,099	$—	$5,102
Total Assets	$47,036	$22,903	$(8,038)	$61,901

	Six Months Ended June 30, 2013

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$514	$—	$—	$514
Oil and gas expenses	(66)	—	—	(66)
Selling, general and administrative expenses	(1,324)	(324)	—	(1,648)
Depreciation, depletion and amortization	(234)	(110)	—	(344)
Interest and other expenses	(2)	(262)	264	—
Interest and other income - related parties	1,509	—	(264)	1,245
Interest and other income	38	(1)	—	37
Segment income (loss) from continuing operations	$435	$(697)	$—	$(262)
Capital Expenditures	$326	$1,650	$—	$1,976
Total Assets	$56,773	$12,613	$(8,468)	$60,918

(10)        STOCKHOLDERS’ EQUITY

No changes in the number of preferred shares occurred during the six months ended June 30, 2014. The changes in the number of common and treasury shares held during the six months ended June 30, 2014 are as follows:

	Number of Shares
Description	Preferred G1	Preferred G2	Common	Treasury

Balance as of December 31, 2013	1,000	1,000	401,943	—
Shares issued for preferred stock dividends	—	—	2	—
Treasury stock repurchase	—	—	—	11,029
Treasury stock retirements	—	—	(11,029)	(11,029)
Balance as of June 30, 2014	1,000	1,000	390,916	—

Treasury Stock – At June 30, 2014 and December 31, 2013, we held no shares of treasury stock. In January 2013, we announced that our Board of Directors authorized the cancellation of our amended September 2005 stock repurchase plan and authorized a new stock repurchase program which allows us to buy back up to 45 thousand shares of our common stock. During the six months ended June 30, 2014, we purchased and retired 11,029 shares of our common stock for approximately $847 thousand. As of June 30, 2014, 582 shares remained available for repurchase under our repurchase program.

Additional Paid in Capital – Additional paid in capital decreased by approximately $741 thousand during the six month period ended June 30, 2014 primarily due to the purchase and retirement of our common stock partially offset by BWI stock compensation.

(11)        EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted loss per share for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Net Loss Attributed to Common Stock	Weighted- Average Shares	Per Share Loss	Net Loss Attributed to Common Stock	Weighted- Average Shares	Per Share Loss
Basic EPS:
Loss from continuing operations (1)	$(417)		$(1.06)	$(65)		$(0.16)
Income (loss) from discontinued operations	122		0.31	(161)		(0.40)
Net loss attributed to common stock	$(295)	393	$(0.75)	$(226)	405	$(0.56)
Effect of dilutive securities
Preferred stock (2)	—	—	—	—	—	-
Diluted loss per share	$(295)	393	$(0.75)	$(226)	405	$(0.56)

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Net Loss Attributed to Common Stock	Weighted- Average Shares	Per Share Loss	Net Loss Attributed to Common Stock	Weighted- Average Shares	Per Share Loss
Basic EPS:
Loss from continuing operations (3)	$(1,148)		$(2.90)	$(262)		$(0.64)
Income (loss) from discontinued operations	55		0.14	(271)		(0.65)
Net loss attributed to common stock	$(1,093)	396	$(2.76)	$(533)	414	$(1.29)
Effect of dilutive securities
Preferred stock (4)	—	—	—	—	—	-
Diluted loss per share	$(1,093)	396	$(2.76)	$(533)	414	$(1.29)

__________________________

(1)	Includes accrual of dividends, net of the gain on dividends paid with common shares, related to preferred stock of $4 thousand for both the three months ended June 30, 2014 and 2013.

(2)	Includes 11 shares of our common stock related to our Series G1 preferred and Series G2 preferred stock for the three months ended June 30, 2014 and 2013, respectively. These shares were issuable upon their conversion in the period presented and were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

(3)	Includes accrual of dividends, net of the gain on dividends paid with common shares, related to preferred stock for the six months ended June 30, 2014 and 2013.

(4)	Includes 23 shares of our common stock related to our Series G1 preferred and Series G2 preferred stock for the six months ended June 30, 2014 and 2013, respectively. These shares were issuable upon their conversion in the period presented and were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

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

TPIC has filed a lawsuit against XPLOR in the 236th Judicial District Court, Tarrant County, Texas. The case is styled: Texas Petroleum Investment Company vs. XPLOR Energy SPV-1, Inc., Richard Cottle, Sarah Gasch, and John Hewitt. In the lawsuit, TPIC has asserted claims of fraud, fraudulent inducement, negligent misrepresentation, and indemnity related to its purchase of a production platform and associated assets from XPLOR. TPIC’s claims focus on alleged salt water system defects, related repairs to the facilities, and purported representations regarding the condition of the platform and associated assets. TPIC is seeking an unstated amount of alleged actual and exemplary damages as well as costs and fees. Although litigation is inherently uncertain, based upon the information known to date, we do not believe TPIC’s claims have merit. We intend to vigorously defend any asserts related to the above lawsuit. Accordingly, as of June 30, 2014, we did not record a contingency related to TPIC’s allegations. Based upon information known to date, the range of estimated loss if TPIC were to prevail on its claims is currently estimated not to exceed $2.5 million in damages, costs, and fees.

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

In March 2013, we were advised that the U.S. Environmental Protection Agency was undertaking a criminal investigation of the salt water disposal incident. In June 2014, we began discussions with the U. S. Attorney’s Office in New Orleans, Louisiana with regard to resolving any potential allegations against XPLOR. Discussions are ongoing and we anticipate meeting with the U.S. Attorney’s Office in August. Based upon information known to date, the range of estimated payment in settlement of alleged claims is currently estimated not to exceed $3.3 million. We are not aware of any damage from the salt water disposal system prior to TPIC’s ownership and cannot estimate a probable settlement amount at this time. Accordingly, as of June 30, 2014, we did not record a contingency related to these investigations.

Point Au Fer Lawsuit – During the second quarter 2013, we learned HKN, Inc. was named in a lawsuit filed in the 32nd Judicial District Court for the Parish of Terrebonne, Louisiana by Point Au Fer, L.L.C., and The Roman Catholic Church of the Archdiocese of New Orleans.  The case is styled: Point Au Fer, L.L.C., and The Roman Catholic Church of the Archdiocese of New Orleans v. ExxonMobil Oil Corporation, et al, No. 169160. In the lawsuit, the plaintiffs have alleged that real property they own in Terrebonne Parish has been environmentally damaged as a result of oil and gas exploration activities of twenty different defendants.  The plaintiffs seek damages for testing and remediation of the property, property stigma, loss of use of land and lost profits, civil fruits for defendants trespass, land loss and subsidence, punitive or exemplary damages and attorney’s fees. Per Louisiana law, no actual dollar amount of damages has been alleged in the Petition. With specific regard to HKN, Inc., out of over one hundred wells identified in the Petition, HKN, Inc. only drilled one well, the MA Smythe Nelson #1, which was a dry hole. The MA Smythe Nelson #1 was drilled on June 2, 1980 and plugged and abandoned on July 12, 1980.  We have and intend to continue to vigorously defend any assertions related to the above lawsuit. Due to the inherent uncertainties of the lawsuit at this time, we cannot accurately predict the ultimate outcome of the matter. Accordingly, at June 30, 2014, we did not record a contingency related to this matter.

Point a la Hache Lawsuit – During the second quarter 2013, we learned XPLOR Energy Operating Company and XPLOR Energy SPV-1, Inc. were named in a lawsuit filed in the 25th Judicial District Court for the Parish of Plaquemines, Louisiana. The case is styled: Catherine P. Alford et al. v. BP America Production Company, et al., Docket No. 60-479. In the lawsuit, eight plaintiffs have sued 25 defendants, alleging that they own and/or use a certain 4,480 acres located in the Pointe a la Hache oil and gas field.  Plaintiffs further allege that the property has been contaminated or otherwise damaged by oil and gas exploration and production activities.  Per Louisiana law, no actual dollar amount of damages has been alleged in the Petition. On March 18, 2014, prior to the hearing on defendants’ exceptions, plaintiffs filed a motion to dismiss the lawsuit in its entirety. The court signed the order dismissing all claims against the defendants on March 27, 2014, and the case is now closed. Accordingly, at June 30, 2014, we did not record a contingency related to this matter.

SLFPA-E Litigation – Plaintiffs South Louisiana Flood Protection Authority—East (“SLFPA-E”) filed this lawsuit in Louisiana state court against over 90 oil and gas and pipeline companies. Generally the lawsuit alleges that activities by defendants—primarily but not exclusively the dredging of canals—have made it more difficult for the SLFPA-E to protect the New Orleans metropolitan area from flooding. Defendants removed the case to federal court and the plaintiff filed a motion to remand the case back to state court. On June 27, 2014, the Judge issued an Order denying remand to state court. A status conference was held on August 6, 2014. At that conference, the Court set a hearing date of November 12, 2014 for all Rule 12(b) defense motions and plaintiffs’ Motion for Partial Summary Judgment. The Court further stated that another status conference will be held two (2) weeks after her ruling on the Motions that are filed. Until that time, there will be no discovery or, other than the motions that have been specifically allowed to be filed, any other activity in the case. The petition alleges that HKN, Inc. is "by virtue of [one or more of] mergers, acquisitions, name changes, etc., responsible for" the actions of Tejas Power Corporation, which is alleged to have obtained in the 1980s certain dredging permits and rights of way.  HKN, Inc. disputes that it is responsible for any actions of Tejas Power Corporation.  The public record appears to suggest that Tejas Power Corporation may have been a subsidiary of Harken Oil and Gas, Incorporated (a previous name of HKN, Inc.) for a few years in the 1980s and 1990s.  However, there appears to be nothing to indicate that HKN, Inc. would have liability for the actions of Tejas Power Corporation, which continued to exist after HKN, Inc. no longer had any interest in Tejas Power Corporation. Due to the inherent uncertainties of the lawsuit at this time, we cannot accurately predict the ultimate outcome of the matter.  Accordingly, at June 30, 2014, we did not record a contingency related to this matter.

Louisiana Limited Scope Audit – In April 2012, we received notice from the State of Louisiana’s Department of Revenue that our discontinued oil and gas subsidiary, XPLOR Energy Operating Company, was the subject of a limited scope sales tax audit focused on the company’s on-site use and consumption of lease gas in connection with its lease, gathering and pipeline operations from January 1, 2006 through June 30, 2009. The Louisiana Department of Revenue issued a preliminary assessment, or “Notice of Proposed Tax Due,” preliminarily assessing sales tax of $194 thousand and related penalties and interest of $151 thousand, resulting in a total assessment of $345 thousand. In July 2012, we filed an audit protest with the Louisiana Department of Revenue challenging the preliminary assessment, as we do not agree with the legal basis of the assessment or the methodology in which the taxes were calculated and plan to vigorously defend our position. Due to the inherent uncertainties of the audit protest and preliminary assessment, we cannot accurately predict the ultimate outcome of the matter. Accordingly, at June 30, 2014, we did not record a contingency related to this matter. In the event of a negative outcome, the potential loss related to the audit and preliminary assessment is currently estimated not to exceed $345 thousand.

(13)        RELATED PARTY TRANSACTIONS

Our related party transactions at June 30, 2014 include our $9 million note receivable from Global. Our CEO, Mikel Faulkner, serves as Chairman of Global. Please see Note 5 - “Notes Receivable – Related Party” for additional information on our note receivable from Global.

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

BriteWater International, Inc.

BWI owns a patented oilfield emulsion breaking technology. This is a continuous process technology that can purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids, thereby reducing the environmental impact and disposal costs of these waste materials while recovering valuable oil. This technology has been successfully tested in multiple refineries as well as in a demonstration in Prudhoe Bay, Alaska, all of which confirmed the effectiveness of the emulsion breaking technology to recover valuable hydrocarbons and reduce wastes. BWI has completed the design, construction and installation of standardized modules which can be used for both upstream and downstream applications in the oil and gas industry, including processing oilfield and refinery emulsions to recover valuable oil and oil spill remediation. BWI’s wholly-owned subsidiary, Arctic Star Alaska, Inc. (“Arctic Star”), is currently in the process of commissioning this set of modules as a mobile waste processing plant which is located on the North Slope of Alaska.

BWI also has an existing purpose-built plant which was designed to break emulsions found in weathered lagoon pits. Although its primary focus currently is to make the Arctic Star plant operational, BWI hopes to develop a business plan to deploy this plant or parts of the plant once the Arctic Star plant is commissioned in the second half 2014. Should we determine that this plant is not deployable or that only parts of the plant are deployable, we could incur a write down of the book value of this asset.

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

Colombian Energy Investment – Global Energy Development PLC

At June 30, 2014, we held an investment in Global through our ownership of approximately 35% of Global’s ordinary shares and notes receivable. Global is a petroleum exploration and production company focused on Latin America. Global’s shares are traded on the Alternative Investment Market (“AIM”), a market operated by the London Stock Exchange. In addition to financing opportunities, we continue to monitor our investment in Global in order to identify opportunities for divesting of shares or making additional investments in the company. Global’s asset base and financial information continue to be strong; therefore we intend to hold our shares of Global until we believe the market price more accurately reflects the value of its operations and asset base.

Ordinary Shares – We account for our ownership of Global shares as an available for sale investment. At June 30, 2014 and December 31, 2013, our investment in Global was equal to the market value of Global’s ordinary shares as follows (in thousands, except for closing price and exchange rate amounts):

	June 30, 2014	December 31, 2013

Shares of Global Stock Held by HKN	12,805	12,462

Closing Price of Global Stock	£0.79	£0.94

Foreign Currency Exchange Rate	1.7102	1.6574

Market Value of Investment in Global	$17,191	$19,312

The foreign currency translation adjustment of approximately $515 thousand and the unrealized loss on investment of $3 million for the changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the six months ended June 30, 2014.

Global’s asset base and financial information continue to be strong; therefore we intend to hold our shares of Global until we believe the market price more accurately reflects the value of its operations and asset base.

2013 Note Receivable – In March 2013, we entered into a new loan agreement (the “Global 2013 Note”) with Global to refinance the outstanding $5 million Global Note Receivable and the $12 million Global Loan into one $17 million note. The Global 2013 Note extended the maturity date to June 15, 2015 and increased the interest rate from 12.5% to 12.75%. Principal payments are required quarterly and began on March 31, 2013. To date, we have received $8 million in principal payments from Global. Accrued interest on the outstanding principal balance is due on each quarterly principal payment date. We have received interest payments from Global of approximately $335 thousand and $525 thousand for the three months and $717 thousand and $1.1 million for the six months ended June 30, 2014 and 2013, respectively. Payment of the Global 2013 Note is guaranteed by Global’s principal operating subsidiary. In connection with the new loan agreement, Global paid us a transaction fee of $340 thousand, of which $98 thousand was deferred and presented net of our long term notes receivable at June 30, 2014. The remaining deferred transaction fee will be recognized over the life of the loan.

RECENT DEVELOPMENTS

Current Year Investments

Throughout the first six months of 2014, we continued to focus our resources on the development of our emulsions-breaking technology through the construction and installation of the Arctic Star plant, our participation in the development of the Bakken and Niobrara shale plays through HBI, and support of our investments in Global.

Continued Investment in BWI

During the six months ended June 30, 2014, we invested approximately $5 million in the Arctic Star plant, BWI’s initial project to commercialize its emulsions-breaking technology. During the first quarter 2014, Arctic Star executed a lease for a site in Deadhorse, Alaska to install and operate its plant. Construction was completed during the first quarter 2014 and the modules were shipped to the North Slope and installed during the second quarter 2014. Commissioning of the plant is in progress and anticipated to be completed during the third quarter 2014, with operations expected to begin upon successful completion of test runs. Arctic Star currently holds contracts which grant Arctic Star the right of first refusal for oilfield waste generated in certain fields on the North Slope, and continues negotiations to enter into additional feedstock supply agreements, one of which was obtained in April 2014. Arctic Star also entered into an agreement for the sale of 100% of its product on the North Slope during April 2014.

Additional Investment in Global

During the six months ended June 30, 2014, we purchased an additional 343 thousand shares of Global for approximately $422 thousand, increasing our ownership from 34.51% to 35.46%.

Continued Investment in HBI

We continue to invest in HBI on a non-operated basis, in all phases of the oil and gas business, including participation in the drilling, completion, operation and maintenance of oil and gas wells. During the six months ended June 30, 2014, we invested approximately $208 thousand in drilling and completion costs.

Other Matters

Share Repurchases

During the six months ended June 30, 2014, we purchased and retired 11,029 shares of our common stock for approximately $847 thousand.

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

We review our investment in Global at least semi-annually and more often if any indicators of impairment become known. We continuously monitor macroeconomic indicators and track Global’s stock price volatility for any downward trends in the market. We also review public financial information including Global’s issued financial statements, investor presentations, as well as financial analysts’ reviews and recommendations for any indicators of an other than temporary impairment in our carrying value. Additionally, we monitor public reports regarding the reserves in Colombia’s Middle Magdalena basin in which Global operates. In addition to these external indicators, we also assess internally our ability and intent to hold our investment in Global should the fair value drop below our cost. Any resulting other than temporary impairment would be immediately recognized in earnings. We have not recognized any impairment losses for the six months ended June 30, 2014. We currently have a cumulative unrealized gain position on our investment in Global of $6.3 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements – In April 2014, FASB issued the Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This standard revises the definition of a discontinued operation to limit the circumstances under which a disposal or classification as held for sale qualifies for presentation as a discontinued operation. Amendments in this standard require expanded disclosures concerning a discontinued operation and the disposal of an individually-material component of an entity not qualifying as a discontinued operation. The standard is effective for annual and interim periods beginning on or after December 15, 2014 and should be applied prospectively, with early adoption permitted. We currently do not expect this standard to have any impact on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 on revenue from contracts with customers. Under this new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. The standard is effective for interim and annual periods beginning after December 16, 2016, and early adoption is not permitted. Adoption is allowed by either the full retrospective or modified retrospective approach. We are currently evaluating which approach we will apply and the impact, if any, that this standard will have on our consolidated financial statements.

RESULTS OF OPERATIONS

The following is our discussion and analysis of significant components of our operations which have affected our operating results and balance sheet during the three and six months ended June 30, 2014 and 2013 included in the accompanying consolidated condensed financial statements.

Results of Operations for the Quarterly Periods Ended June 30, 2014 Compared to June 30, 2013

Our loss from continuing operations increased approximately 510% from $69 thousand in the second quarter 2013 to $421 thousand in the second quarter 2014. The increase was primarily due to decreased interest income due to lower outstanding principal balances on our related party notes receivable and increases in our general and administrative, depreciation and interest costs, all of which were partially offset by a gain on the sale of assets.

Oil and Gas Revenues and Expenses

Oil and gas revenues increased by $51 thousand from $266 thousand for the second quarter 2013 to $317 thousand for the second quarter 2014. The increase was due to both higher oil and gas volumes and higher gas prices. Assuming stable oil and gas pricing, future revenues from HBI are expected to increase as additional wells are drilled and begin producing.

Oil revenues increased $35 thousand to $277 thousand and comprised 87% of our total revenues for the second quarter 2014. We realized a slight increase in oil prices received, increasing from an average of $91.77 per barrel in the second quarter 2013 to $92.46 per barrel in the second quarter 2014. Oil production for the second quarter 2014 increased approximately 14% compared to the prior year period to approximately 3 thousand bbls, approximately 95% of which came from our non-operated properties located in the Bakken. This increase in volumes is mainly a result of production from wells completed during the period.

Gas revenues increased $16 thousand to $40 thousand and comprised 13% of our total revenues for the second quarter 2014. We realized a 18% increase in gas prices received, increasing from an average of $8.97 per mcf in the second quarter 2013 to $10.55 per mcf in the second quarter 2014. This average price is mainly a result of natural gas produced in the Bakken formation having a higher dollar value than other natural gas production areas due to its higher wet gas content. Gas production for the second quarter 2014 increased approximately 42% compared to the prior year period to approximately 4 thousand mcf, approximately 72% of which came from our non-operated properties located in the Bakken. The increase in volumes is mainly a result of production from wells completed during the period.

Oil and gas operating expenses increased $40 thousand to $76 thousand for the second quarter 2014, as a result of expenses related to well repairs, as well as an increase of 25 gross producing wells compared to the prior year period. Oil and gas operating expenses are expected to continue to increase as new wells are drilled in the near term.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately 10% from $755 thousand for the second quarter 2013 to $827 thousand for the second quarter 2014 primarily due to increased personnel related costs, consulting costs and insurance costs, which were partially offset by capitalization of a portion of these costs which were directly related to the construction and installation of the Arctic Star plant during the second quarter 2014. We anticipate that our selling, general and administrative expenses may increase in future periods as we dedicate additional resources to the marketing efforts of BWI and new acquisitions. However, we continue to monitor and minimize our controllable costs.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased approximately 45% from $134 thousand for the second quarter 2013 to $194 thousand for the second quarter 2014. The increase is primarily due to the second quarter of 2013 including a cumulative adjustment to depletion expense on our oil and gas properties due to an increase to the estimated reserve base prepared by a third party engineering firm. Depreciation, depletion and amortization expenses are expected to increase in the near term as new wells are drilled and begin producing and the Arctic Star plant is placed into service.

Interest and Other Income

Interest and other income decreased approximately 28% from $590 thousand in the second quarter 2013 to $422 thousand in the second quarter 2014, primarily as a result of lower principal balances outstanding on the Global notes during the period.

Gain on Disposal of Discontinued Operations

We recognized an additional gain on the 2011 disposal of our Gulf Coast oil and gas properties of $41 thousand in the second quarter 2014 primarily as a result of a refund of a drilling prepayment related to retained plugging and abandonment costs. No gain or losses were recognized on this disposal in the second quarter 2013.

Income (Loss) from Discontinued Operations

Our income from discontinued operations increased 150% from a loss of $161 thousand in the second quarter 2013 to income of $81 thousand in the second quarter 2014. We continued to incur additional legal costs related to litigation and regulatory matters during the second quarter 2013 and the second quarter 2014 related to the oil and gas properties we sold in 2011. The current year income is a result of reimbursements made by our insurance policy related to prior period costs during the second quarter 2014 which were partially offset by legal fees for the current period.

Results of Operations for the Six Months Ended June 30, 2014 Compared to June 30, 2013

Our loss from continuing operations increased approximately 338% from $262 thousand in the first six months of 2013 to $1.1 million in the first six months of 2014. The increase was primarily due to decreased oil revenues, decreased interest income from our related party notes receivable and increased general and administrative costs.

Oil and Gas Revenues and Expenses

Oil and gas revenues decreased by $59 thousand from $514 thousand for the first six months of 2013 to $455 thousand for the first six months of 2014. The decrease was due to both lower oil volumes and decreased oil prices, partially offset by increased gas volumes and higher gas prices. Assuming stable oil and gas pricing, future revenues from HBI are expected to increase as additional wells are drilled and begin producing.

Oil revenues decreased $86 thousand to $383 thousand and comprised 84% of our total revenues for the six months ended June 30, 2014. We realized a 4% decrease in oil prices received, decreasing from an average of $91.73 per barrel in the 2013 period to $88.13 per barrel in the 2014 period. Oil production for the six months ended June 30, 2014 decreased approximately 15% compared to the prior year period to approximately 4 thousand bbls, approximately 94% of which came from our non-operated properties located in the Bakken. This decrease in volumes is mainly a result of significant downtime during the first half of 2014 on one of our top producing wells, which resumed production in May 2014. This decrease was partially offset by additional volumes resulting from production on wells completed during the period.

Gas revenues increased $27 thousand to $72 thousand and comprised 16% of our total revenues for the six months ended June 30, 2014. We realized a 38% increase in gas prices received, increasing from an average of $7.19 per mcf in the 2013 period to $9.92 per mcf in the 2014 period. This average price is mainly a result of natural gas produced in the Bakken formation having a higher dollar value than other natural gas production areas due to its higher wet gas content. Gas production for the six months ended June 30, 2014 increased approximately 16% compared to the prior year period to approximately 7 thousand mcf, approximately 73% of which came from our non-operated properties located in the Bakken.

Oil and gas operating expenses increased $46 thousand to $112 thousand for the six months ended June 30, 2014, as a result of expenses related to well repairs, as well as an increase of 25 gross producing wells compared to the prior year period. Oil and gas operating expenses are expected to increase as new wells are drilled in the near term.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately 21% from $1.6 million for the first six months of 2013 to $2 million for the first six months of 2014 primarily due to increased personnel and related costs, which were partially offset by increased capitalization of personnel and other general and administrative costs which are directly related to the installation and construction of the Arctic Star plant during the first six months of 2014. We anticipate that our selling, general and administrative expenses may increase in future periods as we dedicate additional resources to the marketing efforts of BWI and new acquisitions. However, we continue to monitor and minimize our controllable costs.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense decreased approximately 5% from $344 thousand for the first six months of 2013 to $327 thousand for the first six months of 2014, primarily due to lower volumes and a lower depletion rate as a result of property sales in the second quarter 2014. Depreciation, depletion and amortization expenses are expected to increase in the near term as new wells are drilled and begin producing and the Arctic Star plant is commissioned.

Interest and Other Income

Interest and other income decreased approximately 31% from $1.3 million in the first six months of 2013 to $888 thousand in the first six months of 2014, primarily as a result of lower principal balances outstanding on the Global notes during the period. Additionally, we recognized $86 thousand in unamortized origination fees related to our old Global notes as a result of entering into our new Global 2013 Note in the first quarter 2013.

Gain on Disposal of Discontinued Operations

We recognized an additional gain on the 2011 disposal of our Gulf Coast oil and gas properties of $41 thousand in the first six months of 2014 primarily as a result a refund of a drilling prepayment related to retained plugging and abandonment costs. No gain or losses were recognized on this disposal in the first six months of 2013.

Income (Loss) from Discontinued Operations

Our income from discontinued operations increased 105% from a loss of $271 thousand in the first six months of 2013 to income of $14 thousand in the first six months of 2014. We continue to incur additional legal costs related to litigation and regulatory matters during both the six months ended June 30, 2014 and 2013 related to the oil and gas properties we sold in 2011. The current year income is a result of reimbursements made by our insurance policy related to prior period costs during the second quarter 2014 which were partially offset by legal fees for the current period.

LIQUIDITY AND CAPITAL STRUCTURE

Financial Condition

	June 30,	December 31,
(Thousands of dollars)	2014	2013

Current ratio	12.25 to 1	5.76 to 1
Working capital (1)	$16,919	$12,275
Total debt (2)	$—	$—
Total cash less debt	$8,832	$14,302
Total stockholders' equity	$59,201	$63,577
Total liabilities to equity	0.05 to 1	0.05 to 1

(1)	Working capital is the difference between current assets and current liabilities.
(2)	Excludes capital lease obligations.

Cash on hand was primarily generated from proceeds from our oil and gas property divestitures and the rights offering to our stockholders, both of which occurred during 2011. These proceeds have been used to develop our BWI and HBI assets as well as to support our Global investment. The increase in our working capital as of June 30, 2014 as compared to December 31, 2013 is primarily due to the reclassification of the Global 2013 Note receivable to current as well as $3 million in principal repayments received on this Note. This increase in working capital was partially offset by cash used by operations of approximately $2.2 million, $5.1 million in capital expenditures for BWI and HBI, the repurchase of approximately 11 thousand shares of treasury stock for approximately $847 thousand and the purchase of additional Global shares for $422 thousand.

We used approximately $5.1 million for capital expenditures during the first six months of 2014 for Arctic Star plant construction. We anticipate it will cost a total of approximately $14.8 million to complete the construction and commissioning of the Arctic Star plant, of which approximately $13 million has been spent through June 30, 2014.

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

Capital Structure

At June 30, 2014, if our remaining convertible preferred stock were converted we would be required to issue the following amounts of our common stock:

		Shares of Common
		Stock Issuable at
Instrument	Conversion Price (1)	June 30, 2014

Series G1 Preferred	$11,200	8
Series G2 Preferred	$2,688	37
Common Stock Potentially Issued Upon Conversion		45
_______________________ (1) Certain conversion prices are subject to adjustment under certain circumstances.

Significant Ownership of our Stock

As of June 30, 2014, Everest Hill Group, Inc. (“Everest Hill”) beneficially owned approximately 68% of the combined voting power of our outstanding common stock. Everest Hill was formerly known as Brean Murray Carret Group, Inc., which changed its name during 2013. This entity is beneficially owned by Wayne Quasha through the AQ, JQ and WQ Trusts. Mr. Alan Quasha, Chairman of the Board of Directors of HKN, is the brother of Wayne Quasha, who is deemed the beneficial owner of Everest Hill, but Mr. Alan Quasha disclaims any beneficial ownership of these shares. Everest Hill is in a position to exercise significant influence over the election of our Board of Directors and other matters.

Cash Flows

Net cash used by operating activities during the six months ended June 30, 2014 was $2.2 million, as compared to $1 million in the prior year period. Net cash used by continuing operations increased from $943 thousand to $2.2 million. This increase was primarily as a result of a $560 thousand increase in net loss and an approximate $831 thousand increase in cash used for operating capital as a result of decreased revenues from our HBI asset, decreased interest income on our Global notes, and increases in our general and administrative costs. Cash used by discontinued operations decreased from $105 thousand in the prior year period to $43 thousand in the first six months of 2014.

Net cash used by investing activities during the six months ended June 30, 2014 was $2.3 million, as compared to cash provided of $417 thousand in the prior year period. Cash used by investing activities for the first six months of 2014 is primarily comprised of $5.1 million in capital expenditures for BWI, offset by $3 million in repayments on the Global 2013 Note. Cash provided by investing activities during the first six months of 2013 was primarily the result of $2 million in repayments and the $340 thousand origination fee on the Global 2013 Note, partially offset by $1.7 million in capital expenditures for BWI and $274 thousand for HBI.

We used cash for financing activities of $914 thousand and $3 million during the six months ended June 30, 2014 and 2013, respectively, primarily to repurchase and retire approximately 11 thousand and 33 thousand, respectively, of our outstanding common shares.

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

TPIC has filed a lawsuit against XPLOR in the 236th Judicial District Court, Tarrant County, Texas. The case is styled: Texas Petroleum Investment Company vs. XPLOR Energy SPV-1, Inc., Richard Cottle, Sarah Gasch, and John Hewitt. In the lawsuit, TPIC has asserted claims of fraud, fraudulent inducement, negligent misrepresentation, and indemnity related to its purchase of a production platform and associated assets from XPLOR. TPIC’s claims focus on alleged salt water system defects, related repairs to the facilities, and purported representations regarding the condition of the platform and associated assets. TPIC is seeking an unstated amount of alleged actual and exemplary damages as well as costs and fees. Although litigation is inherently uncertain, based upon the information known to date, we do not believe TPIC’s claims have merit. We intend to vigorously defend any asserts related to the above lawsuit. Accordingly, as of June 30, 2014, we did not record a contingency related to TPIC’s allegations. Based upon information known to date, the range of estimated loss if TPIC were to prevail on its claims is currently estimated not to exceed $2.5 million in damages, costs, and fees.

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

In March 2013, we were advised that the U.S. Environmental Protection Agency was undertaking a criminal investigation of the salt water disposal incident. In June 2014, we began discussions with the U. S. Attorney’s Office in New Orleans, Louisiana with regard to resolving any potential allegations against XPLOR. Discussions are ongoing and we anticipate meeting with the U.S. Attorney’s Office in August. Based upon information known to date, the range of estimated payment in settlement of alleged claims is currently estimated not to exceed $3.3 million. We are not aware of any damage from the salt water disposal system prior to TPIC’s ownership and cannot estimate a probable settlement amount at this time. Accordingly, as of June 30, 2014, we did not record a contingency related to these investigations.

Point Au Fer Lawsuit – During the second quarter 2013, we learned HKN, Inc. was named in a lawsuit filed in the 32nd Judicial District Court for the Parish of Terrebonne, Louisiana by Point Au Fer, L.L.C., and The Roman Catholic Church of the Archdiocese of New Orleans.  The case is styled: Point Au Fer, L.L.C., and The Roman Catholic Church of the  Archdiocese of New Orleans v. ExxonMobil Oil Corporation, et al, No. 169160. In the lawsuit, the plaintiffs have alleged that real property they own in Terrebonne Parish has been environmentally damaged as a result of oil and gas exploration activities of twenty different defendants.  The plaintiffs seek damages for testing and remediation of the property, property stigma, loss of use of land and lost profits, civil fruits for defendants trespass, land loss and subsidence, punitive or exemplary damages and attorney’s fees. Per Louisiana law, no actual dollar amount of damages has been alleged in the Petition. With specific regard to HKN, Inc., out of over one hundred wells identified in the Petition, HKN, Inc. only drilled one well, the MA Smythe Nelson #1, which was a dry hole. The MA Smythe Nelson #1 was drilled on June 2, 1980 and plugged and abandoned on July 12, 1980.  We have and intend to continue to vigorously defend any assertions related to the above lawsuit. Due to the inherent uncertainties of the lawsuit at this time, we cannot accurately predict the ultimate outcome of the matter. Accordingly, at June 30, 2014, we did not record a contingency related to this matter.

Point a la Hache Lawsuit – During the second quarter 2013, we learned XPLOR Energy Operating Company and XPLOR Energy SPV-1, Inc. were named in a lawsuit filed in the 25th Judicial District Court for the Parish of Plaquemines, Louisiana. The case is styled: Catherine P. Alford et al. v. BP America Production Company, et al., Docket No. 60-479. In the lawsuit, eight plaintiffs have sued 25 defendants, alleging that they own and/or use a certain 4,480 acres located in the Pointe a la Hache oil and gas field.  Plaintiffs further allege that the property has been contaminated or otherwise damaged by oil and gas exploration and production activities.  Per Louisiana law, no actual dollar amount of damages has been alleged in the Petition. On March 18, 2014, prior to the hearing on defendants’ exceptions, plaintiffs filed a motion to dismiss the lawsuit in its entirety. The court signed the order dismissing all claims against the defendants on March 27, 2014, and the case is now closed. Accordingly, at June 30, 2014, we did not record a contingency related to this matter.

SLFPA-E Litigation – Plaintiffs South Louisiana Flood Protection Authority—East (“SLFPA-E”) filed this lawsuit in Louisiana state court against over 90 oil and gas and pipeline companies. Generally the lawsuit alleges that activities by defendants—primarily but not exclusively the dredging of canals—have made it more difficult for the SLFPA-E to protect the New Orleans metropolitan area from flooding. Defendants removed the case to federal court and the plaintiff filed a motion to remand the case back to state court. On June 27, 2014, the Judge issued an Order denying remand to state court. A status conference was held on August 6, 2014. At that conference, the Court set a hearing date of November 12, 2014 for all Rule 12(b) defense motions and plaintiffs’ Motion for Partial Summary Judgment. The Court further stated that another status conference will be held two (2) weeks after her ruling on the Motions that are filed. Until that time, there will be no discovery or, other than the motions that have been specifically allowed to be filed, any other activity in the case. The petition alleges that HKN, Inc. is "by virtue of [one or more of] mergers, acquisitions, name changes, etc., responsible for" the actions of Tejas Power Corporation, which is alleged to have obtained in the 1980s certain dredging permits and rights of way.  HKN, Inc. disputes that it is responsible for any actions of Tejas Power Corporation.  The public record appears to suggest that Tejas Power Corporation may have been a subsidiary of Harken Oil and Gas, Incorporated (a previous name of HKN, Inc.) for a few years in the 1980s and 1990s.  However, there appears to be nothing to indicate that HKN, Inc. would have liability for the actions of Tejas Power Corporation, which continued to exist after HKN, Inc. no longer had any interest in Tejas Power Corporation. Due to the inherent uncertainties of the lawsuit at this time, we cannot accurately predict the ultimate outcome of the matter.  Accordingly, at June 30, 2014, we did not record a contingency related to this matter.

Louisiana Limited Scope Audit – In April 2012, we received notice from the State of Louisiana’s Department of Revenue that our discontinued oil and gas subsidiary, XPLOR Energy Operating Company, was the subject of a limited scope sales tax audit focused on the company’s on-site use and consumption of lease gas in connection with its lease, gathering and pipeline operations from January 1, 2006 through June 30, 2009. The Louisiana Department of Revenue issued a preliminary assessment, or “Notice of Proposed Tax Due,” preliminarily assessing sales tax of $194 thousand and related penalties and interest of $151 thousand, resulting in a total assessment of $345 thousand. In July 2012, we filed an audit protest with the Louisiana Department of Revenue challenging the preliminary assessment, as we do not agree with the legal basis of the assessment or the methodology in which the taxes were calculated and plan to vigorously defend our position. Due to the inherent uncertainties of the audit protest and preliminary assessment, we cannot accurately predict the ultimate outcome of the matter. Accordingly, at June 30, 2014, we did not record a contingency related to this matter. In the event of a negative outcome, the potential loss related to the audit and preliminary assessment is currently estimated not to exceed $345 thousand.

BWI Contingency – BWI has a contingent liability of $800 thousand related to an obligation which may be payable upon the conclusion of certain performance events related to its weathered lagoon plant. There were no changes to the BWI liability recorded during the six months ended June 30, 2014.

Off-Balance Sheet Arrangements – As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2014, we were not involved in any unconsolidated SPE transactions and we have no off-balance sheet arrangements.

Treasury Stock – At June 30, 2014 and December 31, 2013, we held no shares of treasury stock. In January 2013, we announced that our Board of Directors authorized the cancellation of our September 2005 stock repurchase plan and authorized a new stock repurchase program which allows us to buy back up to 45 thousand shares of our common stock. During the six months ended June 30, 2014, we purchased and retired 11,029 shares of our common stock for approximately $847 thousand. As of June 30, 2014, 582 shares remained available for repurchase under our repurchase program.

Adequacy of Capital Sources and Liquidity

We believe that we will have the ability to provide for our operational needs, our planned capital expenditures and possible investments through projected operating cash flow and cash on hand. Our operating cash flow has been adversely affected by the sale of our oil and gas properties, slower than anticipated development of our HBI oil and gas assets by their operators, and delays in the construction and commissioning of the Arctic Star project for BWI. To address this challenge, we continue to minimize our controllable costs and generate low-risk interest income until BWI begins revenue generation. We also continue to seek operating assets which will generate cash from operations such as HBI. We expect to that revenues from HBI will increase sufficient to offset production declines as the operators further develop the Bakken shale project, and we anticipate operating revenues from our BWI segment to begin in the second half of 2014. Should projected operating cash flow not materialize, we may reduce BWI capital expenditures and future investments and/or consider the issuance of debt, equity and convertible debt instruments, if needed, for utilization in planned capital expenditures and new energy-based investment opportunities. All of our HBI and BWI capital expenditures are purely discretionary and may be curtailed or delayed at any time. We may also reduce our ownership interest in any of our investments through strategic sales.

Our only debt outstanding at June 30, 2014 consists of two capital lease obligations for a total of $757 thousand. Both of these capital leases carry a minimum two year lease period. If we seek to raise other equity or debt financing to fund capital expenditures or other acquisition and development opportunities, those transactions may be affected by the market value of our common stock. If the price of our common stock declines, our ability to utilize our stock either directly or indirectly through convertible instruments for raising capital could be negatively affected. Further, raising additional funds by issuing common stock or other types of equity securities could dilute our existing stockholders, and dilution could be substantial if the price of our common stock decreases. Any securities we issue may have rights, preferences and privileges that are senior to our existing equity securities. Borrowing money may also involve pledging some or all of our assets.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)      The following table provides information about purchases by us during the three months ended June 30, 2014, of our common stock.

	(a)	(b)	(c)	(d)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

April 1, 2014 through April 30, 2014	4,140	$75.00	—	3,482
May 1, 2014 through May 31, 2014	2,900	$75.00	—	582
June 1, 2014 through June 30, 2014	—	$—	—	582
Total	7,040	$75.00	—	582

Item 6. Exhibits

EXHIBIT INDEX

Exhibit

*31.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (“S.O. Act”)

*31.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 302 of the S.O. Act

*32.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

*32.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

*101.INS**	XBRL Instance

*101.SCH**	XBRL Taxonomy Extension Schema

*101.CAL**	XBRL Taxonomy Extension Calculation

*101.DEF**	XBRL Taxonomy Extension Definition

*101.LAB**	XBRL Taxonomy Extension Labels

*101.PRE**	XBRL Taxonomy Extension Presentation

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

HKN, Inc.
(Registrant)

Date: August 7, 2014	By: /s/ Sarah B. Gasch
Sarah B. Gasch
Executive Vice President and
Chief Financial Officer

