Form 10-K
period 2014-12-31
HKN, Inc.
filed 2015-03-03
CIK 313478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes [_]  No [X]

The aggregate market value of the voting common stock, par value $0.01 per share, held by non affiliates of the Registrant as of June 30, 2014 was approximately $8.8 million. For purposes of the determination of the above stated amount only, all directors, executive officers and 5% or more stockholders of the Registrant are presumed to be affiliates.

The number of shares of common stock, par value $0.01 per share, outstanding as of February 28, 2015 was 390,916.

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

PART I

ITEM 1. BUSINESS

Overview

Our business strategy is focused on enhancing value for our shareholders through the development of a well-balanced portfolio of assets in the energy industry. Currently, the majority of the value of our assets is derived from our investment in publicly-traded ordinary shares of Global Energy Development PLC (“Global”) and our wholly-owned subsidiaries, BriteWater International, Inc. (“BWI”), HKN Bakken, Inc. (“HBI”) and HTH, Inc. (“HTH”). We believe these assets could present growth potential for us. We are continuing to seek new investment opportunities in undervalued energy-based assets or companies which could provide future value for our shareholders.

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

BriteWater International, Inc.

BWI holds patents for oilfield emulsion breaking technology. This is a continuous process technology that can purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids, thereby reducing the environmental impact and disposal costs of these waste materials while recovering valuable oil. This technology has been successfully tested in multiple refineries as well as in a demonstration in Prudhoe Bay, Alaska, all of which confirmed the effectiveness of the emulsion breaking technology to recover valuable hydrocarbons and reduce wastes. BWI has completed the design, construction and installation of standardized modules which can be configured for use in both upstream and downstream applications in the oil and gas industry, including processing oilfield and refinery emulsions to recover valuable oil and remediating oil spills. BWI’s wholly-owned subsidiary, Arctic Star Alaska, Inc. (“Arctic Star”), substantially completed commissioning this set of modules as a mobile waste processing plant which is located on the North Slope of Alaska during the fourth quarter. However, due to the seasonal drilling schedule in Alaska, feedstock needed to perform final test runs was not available as of December 31, 2014. In addition, as a result of the recent steep decline in oil prices, the plant is currently not economic. As a result, management does not expect to operate the Arctic Star plant until oil prices substantially recover.

BWI also has an existing purpose-built plant which was designed to break emulsions found in weathered lagoon pits. BWI had previously anticipated to develop a business plan to deploy this plant, or parts of the plant, once the Arctic Star plant was commissioned in the first quarter 2015. However, due to current oil prices and the age of this plant, we have determined that it is not likely that we will be able to deploy and operate this plant for its intended purpose in the near future. As a result, we wrote down the book value of this plant to its estimated salvage value. See Note 2 – “BriteWater International, Inc.” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Domestic Energy Investments – HKN Bakken, Inc. and HTH, Inc.

HBI

HBI currently holds non-operated oil and gas leases and mineral interests in properties strategically located in the Bakken and Niobrara shale oil plays. Due to the impact of decreased oil prices on the ultimate economics of wells in these plays, we plan to assess each drilling opportunity on a case-by-case basis and participate in wells that we expect to meet our return thresholds based upon our estimates of ultimate recoverable crude oil and natural gas, expertise of the operator and completed well cost from each project, as well as other factors. As a result, we plan to participate on a discretionary basis during 2015 and anticipate we will participate in fewer wells than past years.

HKN Texas Holdings

We hold rights to acreage in the Permian Basin of Texas related to certain properties which were not conveyed during sales and merger activities of former subsidiaries which were subsequently discontinued or sold. We leased mineral interests for properties in Reeves County, Texas and Pecos County, Texas for development by third parties in October 2013 and March 2014, respectively. We recognized the related lease bonus payments of $121 thousand and $38 thousand, respectively, within interest and other income within our consolidated statements of operations. Both these leases have a three year term and provide for a 25% royalty interest of all production. In October 2014, we created a new entity HTH, Inc. (“HTH”) and assigned any mineral interests held in Texas to HTH. As of December 31, 2014, we held royalty interests in two gross producing wells in Reeves County through these leases.

Colombian Energy Investment – Global Energy Development PLC

At December 31, 2014 and 2013, we held an investment in Global through our ownership of approximately 35% of Global’s ordinary shares. Global is a petroleum exploration and production company focused on Latin America. Global’s shares are traded on the Alternative Investment Market (“AIM”), a market operated by the London Stock Exchange. In addition to financing opportunities, we continue to monitor our investment in Global in order to identify opportunities for divesting of shares or making additional investments in the company. Although Global’s share price decreased during 2014, we intend to hold our shares of Global until we believe the market price more accurately reflects the value of its operations and asset base.

Ordinary Shares - We account for our ownership of Global shares as an available for sale investment. During 2014, we purchased an additional 343 thousand shares of Global for $422 thousand, increasing our ownership from 34.51% to 35.46%. At December 31, 2014 and 2013, our investment in Global was equal to the market value of Global’s ordinary shares as follows (in thousands, except for closing price and exchange rate amounts):

	December 31, 2014	December 31, 2013

Shares of Global Stock Held by HKN	12,805	12,462

Closing Price of Global Stock	£0.50	£0.94

Foreign Currency Exchange Rate	1.5586	1.6574

Market Value of Investment in Global	$9,979	$19,312

The foreign currency translation adjustment of approximately $548 thousand, the unrealized loss on investment of $9.2 million for the changes in market value between the two periods, and an other than temporary impairment loss of $937 thousand were recorded to other comprehensive income in stockholders’ equity during the year ended December 31, 2014. Due to the fair market value of our investment in Global being lower than our cost basis as a result of the continued decline in Global's share price and the current industry conditions, we determined that the impairment was other than temporary and recognized an impairment loss of $937 thousand in our consolidated statements of operations at December 31, 2014. See Note 4 – “Investment in Global” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for more information.

2013 Note Receivable - In March 2013, we entered into a new loan agreement (the “Global 2013 Note”) with Global to refinance the outstanding $5 million Global Note Receivable and the $12 million Global Loan into one $17 million note. The Global 2013 Note extended the maturity date to June 15, 2015 and initially increased the interest rate from 12.5% to 12.75%. During September 2014, pursuant to provisions of the Global 2013 Note agreement, the interest rate charged was increased from 12.75% up to 13.5% per annum due to Global’s nonconformity with performance conditions as of June 30, 2014. This new stated interest rate was to remain in effect until the maturity of the loan agreement. Beginning June 30, 2014, the Global 2013 Note was classified as a current asset because all quarterly payments on the Global 2013 Note had been received in accordance with the stated repayment terms, and we believed the remaining payments would also be made as scheduled.

In December 2014, Global announced it had completed the sale of its rights and obligations for its contract areas within the Llanos Basin. Global used a portion of the net sale proceeds to repay the Global 2013 Note. We received $7.5 million in outstanding principal, $225 thousand in prepayment penalty, $200 thousand in accrued interest and recognized the remaining $47 thousand of unamortized origination fees.

During the years ended December 31, 2014 and 2013, we received interest payments from Global of approximately $1.2 million and $2 million, respectively and recognized deferred origination fees of $177 thousand and $282 thousand, respectively.

Oil and Gas Operations

As a result of the 2011 sale of our oil and gas properties as discussed in Note 8 - “Discontinued Operations” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K, any residual Gulf Coast oil and gas and coalbed methane activities are included as discontinued operations on the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for all periods presented.

Oil and Gas Development and Production Operations

We engage in crude oil and natural gas exploration and production by participating on a non-operated, proportionate basis alongside third-party interests in wells drilled and completed in spacing units that include our acreage.  We depend on drilling partners to propose, permit and initiate the drilling of wells. Prior to commencing drilling, our partners are required to provide all owners of crude oil, natural gas and mineral interests within the designated spacing unit the opportunity to participate in the drilling costs and revenues of the well to the extent of their pro-rata share of such interest within the spacing unit.  We assess each drilling opportunity on a case-by-case basis and participate in wells that we expect to meet our return thresholds based upon our estimates of ultimate recoverable crude oil and natural gas, expertise of the operator and completed well cost from each project, as well as other factors.  At the present time, we plan to participate on a discretionary basis during 2015 and anticipate we will participate in fewer wells than past years due to the current economic environment.

As of December 31, 2014 and 2013, all of our non-operated oil and gas development and production operations were located in the United States.

During 2014, we realized a net decrease of approximately 24 net acres of working interests as a result of a settlement agreement for the final dissolution of Gerrity Oil, LLC in April 2014, in which HBI sold its interest in 4 gross producing Bakken wells. We purchased no additional acreage during 2014. As of December 31, 2014, our oil and gas assets are comprised of working interests and royalty interests of 204 and 84 net acres, respectively, in the Bakken region and 9 and 3 net acres, respectively, in the Niobrara region. We also held royalty interests through HTH of 6,209 gross acres and 135 net acres, respectively, in the Permian Basin of Texas. We also elected to participate in the completion of 26 producing gross wells during 2014, in which we have a working interest, with a 98% success rate in the Bakken formations since our initial investment. As of December 31, 2014, we owned working interests in 97 gross oil and gas wells that consisted of 74 that were producing, 6 that were in the process of being drilled and completed and 17 that were permitted. We owned royalty interests in 27 gross producing oil and gas wells as of December 31, 2014.

Oil and Gas Marketing and Customers

We rely on our operating partners to market and sell our production. We understand that our partners generally sell our production to a variety of purchasers at prevailing market prices under separately negotiated short term contracts. The price at which oil production is sold generally is tied to the spot market for crude oil.  Natural gas produced in the Bakken formation has a higher dollar value than other natural gas production areas due to its higher wet gas content. As a result, the average differential based on actual Bakken sales during 2014 was approximately $3.54 per mcf above Henry Hub published pricing.

As of December 31, 2014, our operating partners are comprised of 8 different exploration and development companies, which range from large publicly-traded companies to small, privately owned companies. We do not believe that the loss of any single operator would have a material adverse effect on our company as a whole.

Oil and Gas Properties and Locations

Production and Revenues – We use the sales method to recognize our oil and gas revenues. Under this method, revenues are recognized based on our interests in the actual volumes of gas and oil sold to purchasers. The following table shows, for the periods indicated, operating information attributable to our oil and gas interests, all of which are located in the United States:

7

	2014	2013
Production:
Oil (Bbls)	10,669	11,114
Natural Gas (Mcf)	17,512	14,283
Barrel of Crude Oil Equivalent (BOE)	13,588	13,494
Revenues:
Oil	$862,000	$997,000
Natural Gas	126,000	96,000
Total	$988,000	$1,093,000

Unit Prices:
Oil (per Bbl)	$80.79	$89.71
Natural Gas (Mcf)	$7.20	$6.72
Production costs per BOE	$9.55	$7.14

Depletion of Oil and Gas Properties – Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs.  The following table presents our depletion expenses during 2014 and 2013:

	2014	2013

Depletion of crude oil and natural gas properties	$411,000	$479,000
Depletion per BOE	$33.95	$35.50

All depletion results are from our HBI oil and gas properties as our HTH oil and gas properties are legacy holdings from former subsidiaries that were discontinued or sold and have no remaining capitalized costs allocated to them.

Acreage and Wells – At December 31, 2014, we owned working interests in the following oil and gas wells and acreage.

	Gross Wells		Net Wells		Developed Acreage		Undeveloped Acreage
Country	Oil	Gas	Oil	Gas	Gross	Net	Gross	Net
United States	96	1	0.46	0.01	5,670	210	120	3
Total	96	1	0.46	0.01	5,670	210	120	3

As a non-operator, we are subject to lease expirations if an operator does not commence the development of operations within the agreed terms of our leases, generally not exceeding five years. In addition, our leases typically provide that the lease does not expire at the end of the primary term if drilling operations have been commenced. While we generally expect to establish production from most of our acreage prior to expiration of the applicable lease terms, there can be no such guarantee we can do so. The approximate expiration of our gross and net acres which are not held by production and thus subject to expire between 2015 and 2019 and thereafter, are set forth below:

Acres Expiring
Year Ended	Gross	Net
December 31, 2015	—	—
December 31, 2016	—	—
December 31, 2017	120	3
December 31, 2018	—	—
December 31, 2019 and thereafter	—	—
Total	120	3

We believe that we have satisfactory title to or rights in all of our producing properties. As is customary in the oil and gas industry, minimal investigation of title is made at the time of acquisition of undeveloped properties.

Drilling Activity – The following table sets forth the number of gross and net productive and non-productive wells for our drilling and development activity during 2013 and 2014. The following table does not include the 6 gross wells that were in the process of being drilled, awaiting completion or awaiting flowback subsequent to fracture stimulation at December 31, 2014. Subsequent to December 31, 2014, one of these 6 gross wells has reported production to date and no additional wells have been spud. We have classified all wells drilled to date targeting the Bakken formation as developmental wells. As of December 31, 2014, we have had a 98% success rate in our Bakken wells.

	Number of Gross Wells
	Exploratory		Developmental		Total
	Productive	Non-productive	Productive	Non-productive	Productive	Non-productive

2013	—	—	22	1	22	1
2014	—	—	26	—	26	—
Total	—	—	48	1	48	1

	Number of Net Wells
	Exploratory		Developmental		Total
	Productive	Non-productive	Productive	Non-productive	Productive	Non-productive

2013	—	—	0.15	0.01	0.15	0.01
2014	—	—	0.03	—	0.03	—
Total	—	—	0.18	0.01	0.18	0.01

Reserves Information – The process of estimating oil and gas reserves is complex and requires significant judgments. As a result, our reserves report has been prepared by qualified third-party engineers, as defined by the Society of Petroleum Engineers’ standards. We also require that the independent third-party reservoir engineers ensure that the proved reserves estimates are determined in accordance with SEC definitions and guidance. We currently do not have any employees that have professional training or experience in the geological or reserves engineering field. We rely on an independent consultant to provide a final review of our reserves report and the assumptions relied upon in such report. This consultant has a B.S in Geology, 25 years of experience in the oil and gas industry and is a member of the American Society of Petroleum Geologists. He has evaluated and worked on a number of domestic and international unconventional shale oil plays.

Our estimates of reserves and related future net revenues at December 31, 2014 and 2013 were based on reports prepared by Moyes and Co., our independent reserve engineers, in compliance with the SEC rules, regulations, definitions and guidance and in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Moyes and Co. was established in 1983 and performs consulting petroleum engineering services, including the issuance of reserves reports and audits, acquisition and divestiture evaluations, simulation studies, exploration resources assessments, equity determinations, and management and advisory services. Mr. P. Dee Patterson, P.E. is the technical person primarily responsible for preparing the estimates set forth in the reserves reports included as an exhibit to the Annual Reports on Form 10-K. Mr. Patterson has been practicing consulting petroleum engineering at Moyes and Co. since 2000. Mr. Patterson is a Licensed Professional Engineer in the State of Texas (No. 64836) and has over 30 years of experience in the estimation and evaluation of reserves. He graduated from University of Texas at Arlington in 1981 with a Bachelor of Science Degree in Engineering. Mr. Patterson meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; and he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

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

The reliability of reserves information is considerably affected by several factors. Reserves information is imprecise due to the inherent uncertainties in, and the limited nature of, the data upon which the estimating of reserves information is predicated. Moreover, the methods and data used in estimating reserves information are often necessarily indirect or analogical in character rather than direct or deductive. Furthermore, estimating reserves information by applying generally accepted petroleum engineering and evaluation principles involves numerous judgments based upon the engineer’s educational background, professional training and professional experience. The extent and significance of the judgments to be made are, in themselves, sufficient to render reserve information inherently imprecise.

The following table sets forth our estimated proved reserves based on the SEC rules defined in Rule 4.10(a) of Regulation S-X. Immaterial interests were not included in our reserve estimates.

	Oil (Barrels)	Gas (Mcf)
	(in thousands)
Proved reserves as of December 31, 2013:
Proved developed reserves	52	73
Proved undeveloped reserves	145	187
Total Proved Reserves as of December 31, 2013	197	260

Proved reserves as of December 31, 2014:
Proved developed reserves	46	72
Proved undeveloped reserves	71	134
Total Proved Reserves as of December 31, 2014	117	206

_____________________

All reserves were held within the United States for the years ended December 31, 2014 and 2013.

Despite incurring approximately $330 thousand of capital expenditures for drilling activities during 2014, which resulted in 26 additional gross producing wells during the year, the decrease in our proved developed reserves was mainly a result of reflecting uneconomic results for certain wells in the Bakken play, decreased investment anticipated in new wells and the sale of 4 gross producing wells during 2014. Proved undeveloped reserves decreased by approximately 9 thousand bbls and 20 thousand mcfs as a result of becoming proved developed reserves in the current year. The remaining decrease was a result of reflecting uneconomic results for certain wells in the Bakken play and decreased investment anticipated in new wells as compared to the prior year. We performed an analysis of producing Bakken wells in the counties we hold ownership interests, and developed a type-curve based on the statistical analysis of the estimated recoveries to determine the estimated reserves for proved undeveloped locations. Of our proved oil and gas reserves 93% are concentrated in the Bakken formation in North Dakota.

2015 Outlook

Our objective in 2015 is to continue to build the value of our portfolio of assets through:

•	Identifying, developing, operating and marketing applications for the BWI emulsion-breaking technology within an economic environment,
•	Pursuing opportunities to invest in or acquire undervalued assets or companies in the energy industry which we believe present significant near-term growth potential,
•	Providing management expertise and/or additional capital for our assets to enhance their value and accelerate growth and
•	Managing our capital expenditures and selling, general and administrative costs.

Employees

At December 31, 2014, we had 18 employees, 17 of which were full time employees. We have experienced no work stoppages or strikes as a result of labor disputes and consider relations with our employees to be satisfactory. We maintain group medical, dental, vision, life, long-term disability and long-term care insurance plans for our employees.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate offices are located in Southlake, Texas. We have a lease for approximately 5,826 square feet in Southlake, Texas, which runs through August 2017.

In March 2014, our BWI subsidiary entered into a lease of approximately 881 square feet of office space in Southlake, Texas, which runs through March 2015.

In December 2014, our Arctic Star subsidiary, part of our BWI operating segment, entered into a lease of approximately 833 square feet of office space in Anchorage, Alaska, which runs through December 2015.

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

TPIC has filed a lawsuit against XPLOR in the 236th Judicial District Court, Tarrant County, Texas. The case is styled: Texas Petroleum Investment Company vs. XPLOR Energy SPV-1, Inc., Richard Cottle, Sarah Gasch, and John Hewitt. In the lawsuit, TPIC has asserted claims of fraud, fraudulent inducement, negligent misrepresentation, and indemnity related to its purchase of a production platform and associated assets from XPLOR. TPIC’s claims focus on alleged salt water system defects, related repairs to the facilities, and purported representations regarding the condition of the platform and associated assets. TPIC is seeking an unstated amount of alleged actual and exemplary damages as well as costs and fees. Although litigation is inherently uncertain, based upon the information known to date, we do not believe TPIC’s civil, contractual and fraud claims have merit. We intend to vigorously defend any assertions related to the above lawsuit. Accordingly, as of December 31, 2014, we did not record a contingency related to TPIC’s allegations. Based upon information known to date, the range of estimated loss if TPIC were to prevail on its claims is currently estimated not to exceed $2.5 million in damages, costs, and fees.

Main Pass Environmental Investigations – In January 2013, we were notified by the Louisiana Department of Environmental Quality (“LDEQ”) of an investigation and potential penalty related to the TPIC allegations of improper salt water disposal at the Main Pass 35 field previously owned by our subsidiary XPLOR Energy SPV-1, Inc. and previously operated by our subsidiary, XPLOR Energy Operating Company.  The matter is styled: In the Matter of Xplor Energy Operating Company, Louisiana Division of Administrative Law Docket No. 2014-2388-EQ, Louisiana Department of Environmental Quality (“LDEQ”) Tracking No. WE-CN-12-01101. In October 2014, a telephone status conference was held with the LDEQ and the Administrative Law Judge (“ALJ”) handling this matter, and the Company held a subsequent meeting at the LDEQ offices during November 2014. Following these meetings, the parties agreed to pursue settlement discussions and are currently engaged in this process. At December 31, 2014, we have a $65 thousand contingency within liabilities of discontinued operations in our consolidated balance sheets related to these investigations.

In March 2013, we were advised that the U.S. Environmental Protection Agency (“EPA”) was undertaking a criminal investigation of the salt water disposal incident. In June 2014, we began discussions with the U. S. Attorney’s Office in New Orleans, Louisiana with regard to resolving any potential allegations against XPLOR. On September 15, 2014, the U.S. Attorney’s Office filed a Bill of Information with the U.S. District Court for the Eastern District of Louisiana (the “Court”) alleging that XPLOR knowingly violated The Federal Water Pollution Control Act (the “Clean Water Act”) at its Main Pass operations. Subject to the Court’s acceptance and to avoid the risks, uncertainties, costs and other burdens of litigation, we agreed with the U. S. Attorney’s Office to enter into a plea agreement reflecting a payment of $3.1 million in settlement of one felony count of a knowing violation of the Clean Water Act. At a hearing on November 19, 2014, Xplor pled guilty to that felony count pursuant to the plea agreement. The sentencing hearing in this matter is scheduled for March 4, 2015. Accordingly, at December 31, 2014, we have a $3.1 million contingency within liabilities of discontinued operations in our consolidated balance sheets related to these investigations.

Point Au Fer Lawsuit – During the second quarter 2013, we learned HKN, Inc. was named in a lawsuit filed in the 32nd Judicial District Court for the Parish of Terrebonne, Louisiana by Point Au Fer, L.L.C., and The Roman Catholic Church of the Archdiocese of New Orleans.  The case is styled: Point Au Fer, L.L.C., and The Roman Catholic Church of the  Archdiocese of New Orleans v. ExxonMobil Oil Corporation, et al, No. 169160. In the lawsuit, the plaintiffs have alleged that real property they own in Terrebonne Parish has been environmentally damaged as a result of oil and gas exploration activities of twenty different defendants.  The plaintiffs seek damages for testing and remediation of the property, property stigma, loss of use of land and lost profits, civil fruits for defendants trespass, land loss and subsidence, punitive or exemplary damages and attorney’s fees. Per Louisiana law, no actual dollar amount of damages has been alleged in the Petition. With specific regard to HKN, Inc., out of over one hundred wells identified in the Petition, HKN, Inc. only drilled one well, the MA Smythe Nelson #1, which was a dry hole. The MA Smythe Nelson #1 was drilled on June 2, 1980 and plugged and abandoned on July 12, 1980.  We have and intend to continue to vigorously defend any assertions related to the above lawsuit. Due to the inherent uncertainties of the lawsuit at this time, we cannot accurately predict the ultimate outcome of the matter. Accordingly, at December 31, 2014, we did not record a contingency related to this matter.

Point a la Hache Lawsuit – During the second quarter 2013, we learned XPLOR Energy Operating Company and XPLOR Energy SPV-1, Inc. were named in a lawsuit filed in the 25th Judicial District Court for the Parish of Plaquemines, Louisiana. The case is styled: Catherine P. Alford et al. v. BP America Production Company, et al., Docket No. 60-479. In the lawsuit, eight plaintiffs have sued 25 defendants, alleging that they own and/or use a certain 4,480 acres located in the Pointe a la Hache oil and gas field.  Plaintiffs further allege that the property has been contaminated or otherwise damaged by oil and gas exploration and production activities.  Per Louisiana law, no actual dollar amount of damages has been alleged in the Petition. On March 18, 2014, prior to the hearing on defendants’ exceptions, plaintiffs filed a motion to dismiss the lawsuit in its entirety. The court signed the order dismissing all claims against the defendants on March 27, 2014, and the case is now closed. Accordingly, at December 31, 2014, we did not record a contingency related to this matter.

SLFPA-E Litigation – Plaintiffs South Louisiana Flood Protection Authority—East (“SLFPA-E”) filed this lawsuit in Louisiana state court against over 90 oil and gas and pipeline companies.  Generally the lawsuit alleges that activities by defendants—primarily but not exclusively the dredging of canals—have made it more difficult for the SLFPA-E to protect the New Orleans metropolitan area from flooding.  The petition alleges that HKN, Inc. is "by virtue of [one or more of] mergers, acquisitions, name changes, etc., responsible for" the actions of Tejas Power Corporation, which is alleged to have obtained in the 1980s certain dredging permits and rights of way.  HKN, Inc. disputes that it is responsible for any actions of Tejas Power Corporation.  The public record appears to suggest that Tejas Power Corporation may have been a subsidiary of Harken Oil and Gas, Incorporated (a previous name of HKN, Inc.) for a few years in the 1980s and 1990s.  However, there appears to be nothing to indicate that HKN, Inc. would have liability for the actions of Tejas Power Corporation, which continued to exist after HKN, Inc. no longer had any interest in Tejas Power Corporation. Defendants removed the case to federal court and the plaintiff filed a motion to remand the case back to state court.  On June 27, 2014, the Judge issued an Order denying remand to state court. A status conference was held on August 6, 2014, and the Defendants filed a Joint Motion to Dismiss during September 2014.  Oral arguments with respect to this motion were held before the court on November 12, 2014.  On February 13, 2015, the court signed an order ruling in favor of the Defendants and dismissing all claims.  Accordingly, at December 31, 2014, we did not record a contingency related to this matter.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Beginning March 1991 until June 2007, our common stock was listed on the American Stock Exchange and traded under the symbol HEC. In June 2007, the trading symbol of our common stock was changed to the symbol HKN. The American Stock Exchange was acquired by NYSE Euronext during 2008 and renamed NYSE Amex. Our common stock was listed on the NYSE Amex until October 26, 2012 when we voluntarily delisted from the exchange. Our common stock is currently traded on the Over the Counter Bulletin Board and quoted on the OTCQB marketplace under the symbol HKNI. At December 31, 2014, there were 63 holders of record of our common stock.

The following table sets forth, for the periods indicated, the reported high and low closing sales prices of our common stock:

		Prices
		High	Low

2013--	First Quarter	$95.25	$74.50
	Second Quarter	90.00	78.00
	Third Quarter	79.00	68.00
	Fourth Quarter	$80.00	$65.00

2014--	First Quarter	$96.00	$71.50
	Second Quarter	78.50	67.00
	Third Quarter	78.50	40.50
	Fourth Quarter	$54.75	$39.00

Dividends

While we have not paid any cash dividends on common stock since our organization, we may decide to pay dividends in the future subject to our ability to pay dividends and to a determination by management and our Board of Directors that dividends are in our best interests and those of our shareholders.

For discussion of dividends paid to holders of our preferred stock, see “Payments of Preferred Stock Dividends and Preferred Stock Repurchases” contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We had no additional repurchases of our common stock pursuant to our previously announced share repurchase program during the three months ended December 31, 2014. During the year ended December 31, 2014, we purchased and retired approximately 11 thousand shares of our common stock. As of December 31, 2014 we had approximately 582 shares remaining that may be purchased under this program.

In addition, we purchased and retired all 1,000 remaining outstanding shares in each of our Series G1 and G2 preferred stock for $80 thousand.

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

BUSINESS OVERVIEW

Our business strategy is focused on enhancing value for our shareholders through the development of a well-balanced portfolio of assets in the energy industry. Currently, the majority of the value of our assets is derived from our investment in publicly-traded ordinary shares of Global Energy Development PLC (“Global”) and our wholly-owned subsidiaries, BriteWater International, Inc. (“BWI”), HKN Bakken, Inc. (“HBI”) and HTH, Inc. (“HTH”).

Management continues to evaluate additional potential projects and opportunities within the energy and related industries.

Recent Developments

Current Year Investments

Throughout 2014, we continued to invest in our emulsions-breaking technology through BWI and the construction of the Arctic Star plant, to participate in the development of the Bakken and Niobrara shale plays through HBI, and to support our investments in Global.

Investment in BWI

Arctic Star, BWI’s initial project to commercialize its emulsions-breaking technology, leased a site in Deadhorse, Alaska for its plant during the first quarter 2014. Arctic Star currently holds contracts which grant Arctic Star the option to take title to oilfield waste generated in six fields on the North Slope at no cost and sell any recovered crude volumes at market prices. The Company continued negotiations for additional feedstock supply agreements during 2014, one of which was obtained in April 2014 and two of which were obtained in January 2015. Arctic Star also entered into an agreement for the sale of 100% of its recovered hydrocarbons on the North Slope during April 2014.

During the year ended December 31, 2014, we invested approximately $7.8 million in the Arctic Star plant. Construction was completed during the first quarter 2014 and the modules were shipped to the North Slope and installed during the second quarter 2014. Commissioning of the plant was substantially complete as of December 31, 2014. However, due to the seasonal drilling schedule in Alaska, feedstock needed to perform final test runs was not available as of December 31, 2014. As a result of this and due to the recent steep decline in oil prices, the plant is currently not economic. As a result, management does not expect to operate the Arctic Star plant until oil prices substantially recover.

As a result of the current decline in oil prices at December 31, 2014, we evaluated our BWI assets for recoverability. Using a probability weighted average income approach of different courses of actions available, we determined that the Arctic Star plant would be unable to recover its investment at current pricing and recognized an impairment loss of $10.3 million as a component of operating expenses within our consolidated statements of operations as of December 31, 2014. Furthermore, we determined that as a result of current oil pricing and the age of the plant, we would not likely deploy and operate the BWI weathered lagoon plant for its intended purpose and, as a result, we wrote down the book value of this plant to its estimated salvage value, resulting in an impairment loss of $6.1 million as a component of operating expenses within our consolidated statements of operations as of December 31, 2014. See Note 2 – “BriteWater International, Inc.” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Investment in Global

During 2014, we purchased an additional 343 thousand shares of Global for approximately $422 thousand, increasing our ownership from 34.51% to 35.46%.

As of December 31, 2014, we had a cumulative unrealized loss position on our investment in Global. Therefore, we assessed the decline in market value to determine whether it was considered a temporary or other than temporary impairment. Although we intend to hold the investment, after reviewing Global’s published operational updates and plans, the severity and duration of the decline and analyzing the historical price volatility and decreases in share price subsequent to this reporting date, we determined the impairment to be other than temporary as of December 31, 2014. As a result, we recognized an impairment loss of $937 thousand in our consolidated statements of operations. See Note 4 – “Investment in Global” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Investment in Domestic Energy

HBI

We continued to strategically invest in HBI, on a non-operated basis, in all phases of the oil and gas business, including participation in the drilling, completion, operation and maintenance of oil and gas wells. During the year ended December 31, 2014, we invested approximately $276 thousand in drilling and completion costs related to our interests in 73 gross wells in the Bakken. As of December 31, 2014, we held both mineral and working interests in 88 gross producing Bakken wells and 11 gross producing Niobrara wells.

Due to decreased oil prices, which resulted in uneconomic conditions for certain wells in the Bakken play and anticipated decreased investments in new wells, we recognized impairment losses of $1.4 million and $314 thousand on proved and unproved Bakken properties, respectively, as a component of operating expenses within our consolidated statements of operations as of December 31, 2014. See Note 3 – “HKN Bakken, Inc.” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for more information.

HTH

We hold rights to acreage in the Permian Basin of Texas related to certain properties which were not conveyed during sales and merger activities of former subsidiaries which were subsequently discontinued or sold. We leased mineral interests for properties in Reeves County, Texas and Pecos County, Texas for development by third parties in October 2013 and March 2014, respectively. We recognized the related lease bonus payments of $121 thousand and $38 thousand, respectively, within interest and other income within our consolidated statements of operations. Both these leases have a three year term and provide for a 25% royalty interest of all production. In October 2014, we created a newly formed entity HTH, Inc. (“HTH”) and assigned any mineral interests held in Texas to HTH. As of December 31, 2014, we held royalty interests in two gross producing wells in Reeves County through these leases.

Other Matters

Share Repurchases

During 2014, we purchased and retired 11,029 shares of our common stock for approximately $847 thousand. In addition, we purchased and retired all 1,000 remaining outstanding shares in each of our Series G1 and G2 preferred stock for $80 thousand.

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

We review our investment in Global at least semi-annually and more often if any indicators of impairment become known. We continuously monitor macroeconomic indicators and track Global’s stock price volatility for any downward trends in the market. We also review public financial information including Global’s issued financial statements, investor presentations, as well as financial analysts’ reviews and recommendations for any indicators of an other than temporary impairment in our carrying value. In addition to these external indicators, we also assess internally our ability and intent to hold our investment in Global should the fair value drop below our cost. Any resulting other than temporary impairment is immediately recognized in earnings. At December 31, 2014, we recognized an other than temporary impairment loss of $937 thousand in our consolidated statements of operations. No such impairments were recognized during 2013. See Note 4 – “Investment in Global” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Amortizing Intangible and Long-Lived Asset Impairment Analysis – We review our amortizing intangible assets, currently consisting of patents acquired in connection with our investment in BWI, and our long-lived assets, consisting of BWI’s Arctic Star plant and the weathered lagoon plant, on an annual basis as well as when events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. Recoverability is measured by a comparison of the carrying value of the asset to its undiscounted future cash flows over the life of the related asset. If it is determined that an asset is not recoverable, an estimated fair value of the asset is determined. Any excess of the carrying value of the asset over its fair value is recognized as an impairment loss. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate asset useful lives and future cash flows. The actual results may vary significantly from these estimates over the lives of these assets. If actual results are not consistent with our estimates and assumptions used to calculate estimated future cash flows, we may be exposed to impairment losses that could be material.

Proved and unproved crude oil and natural gas properties are reviewed for impairment on a reservoir basis annually, or when events and circumstances indicate a possible decline in the recoverability of the carrying value of such reservoir. The estimated future cash flows expected in connection with the reservoir are compared to the carrying amount of the reservoir to determine if the carrying amount is recoverable. If the carrying amount of the reservoir exceeds its estimated undiscounted future cash flows, the carrying amount of the field is reduced to its estimated fair value.

Impairment losses on long-lived assets used in our operations totaling $18.1 million were recognized during the year ended December 31, 2014. Of this, $10.3 million was related to impairment on the Arctic Star plant, $6.1 million was related to the write down of the BWI weathered lagoon plant to its salvage value and $1.7 million was related to our oil and gas properties held by HBI. See Note 2 – “BriteWater International, Inc.”, Note 3 – “HKN Bakken, Inc.” and Note 7 – “Fair Value Measurements” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for more information. No such impairments were recognized during 2013.

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

Loss Contingencies – Management continuously reviews with legal counsel the status of regulatory matters and pending or threatened litigation. With respect to all significant litigation matters, we consider the likelihood of a negative outcome. If we determine the likelihood of a negative outcome is probable and the amount of the loss can be reasonably estimated as of the date of the financial statements, we record an estimated loss for the expected outcome of the litigation. If the likelihood of a negative outcome is reasonably possible and we are able to determine an estimate of the possible loss or range of loss, we disclose that fact together with the estimate of the possible loss or range of loss. However, it is often difficult to predict the outcome or estimate a possible loss or range of loss because litigation is subject to inherent uncertainties, particularly when plaintiffs allege substantial or indeterminate damages. Such is also the case when the litigation is in its early stages or when the litigation is highly complex or broad in scope. In these cases, we disclose that we are unable to predict the outcome or estimate a possible loss or range of loss. We expense legal costs related to such loss contingencies as they are incurred.

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

In January 2015, FASB issued the Accounting Standards Update No. 2015-1, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Item. This standard eliminates from GAAP the concept of extraordinary items. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We currently do not expect this standard to have any impact on our consolidated financial statements.

RESULTS OF OPERATIONS

The following is our discussion and analysis of significant components of our operations which have affected our operating results and balance sheets during the years ended December 31, 2014 and 2013 included in the accompanying consolidated financial statements.

Results of Continuing Operations for the Year Ended December 31, 2014 Compared to December 31, 2013

Our loss from continuing operations increased approximately $20 million from $1 million in 2013 to $21 million in 2014. The increase was primarily due to impairment losses of $19 million, decreased interest income from our related party notes receivable and increased general and administrative costs.

Oil and Gas Revenues and Expenses

Oil and gas revenues decreased by $105 thousand from $1.1 million in 2013 to $1 million in 2014. The decrease was due to lower oil volumes and decreased oil prices, partially offset by increased gas volumes and higher gas prices. Assuming current levels or continued declines in oil pricing and the resulting anticipated reduction in drilling activity, future revenues from HBI and HTH are expected to decrease as less production from new wells is added to offset the decline rates of existing wells.

Oil revenues decreased $135 thousand to $862 thousand and comprised 87% of our total revenues for the year ended December 31, 2014. We realized a 10% decrease in oil prices received, decreasing from an average of $89.71 per barrel in 2013 to $80.79 per barrel in 2014. Oil production for 2014 decreased slightly from 2013 to approximately 11 thousand barrels. Production decreases in the Bakken area resulted from the sale of four producing Bakken wells in April, natural decline and significant downtime on one of our top producing wells, which were nearly offset by additional production from 30 new Bakken wells and from mineral interests in 2 wells held by HTH. Our non-operated Bakken properties represented 84% of our oil production for 2014.

Gas revenues increased $30 thousand to $126 thousand and comprised 13% of our total revenues for the year ended December 31, 2014. We realized a 7% increase in gas prices received, increasing from an average of $6.72 per mcf in 2013 period to $7.20 per mcf in 2014. This increased average price over published Henry Hub pricing is mainly a result of natural gas produced in the Bakken formation having a higher dollar value than other natural gas production areas due to its higher wet gas content. Increased gas production resulted from 30 newly producing Bakken wells and from mineral interests in 2 wells held by HTH partially offset by the sale of four producing Bakken wells in April and natural declines. Our non-operated properties located in the Bakken represented approximately 62% of our gas production for 2014.

Oil and gas operating expenses increased $9 thousand to $218 thousand for the year ended December 31, 2014, as a result of expenses related to well repairs, as well as an increase of 32 gross producing wells compared to 2013. Oil and gas operating expenses are expected to remain flat or increase only slightly with the anticipated reduction in the drilling of new wells.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately 10% from $3.5 million for 2013 to $3.9 million for 2014 primarily due to increased personnel and related costs and management and administrative activities related to establishing operations at the Arctic Star plant, offset by a decrease in consulting and legal costs related to our HBI oil and gas properties. We anticipate that our selling, general and administrative expenses may decrease in future periods as we continue to monitor and minimize our controllable costs.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased approximately 9% from $743 thousand for 2013 to $807 thousand for 2014. This increase is primarily due to beginning depreciation of the tank farm at the Arctic Star plant upon its final commissioning in October and increased depreciation on other property and equipment due to asset additions, partially offset by a lower depletion rate on oil and gas properties as a result of property sales in April 2014. Depreciation, depletion and amortization expenses are anticipated to significantly increase when the Arctic Star plant is placed into service.

Impairment Losses

We recognized impairment losses of approximately $18.1 million in 2014. Of this, $10.3 million was related to impairment of the Arctic Star plant using the discounted cash flows of a probability weighted average income approach, $6.1 million was related to the write down of the BWI weathered lagoon plant to salvage value and $1.7 million was related to our oil and gas properties held by HBI using the discounted cash flow method. These impairments were primarily a result of the current pricing conditions in the energy industry. No impairment losses related to these assets were recognized during 2013.

Gain on Contingency

BWI had a contingent liability of $800 thousand at December 31, 2013 which would have been payable upon the conclusion of certain performance events related to its weathered lagoon plant. As of December 31, 2014, this contingency was reversed and a gain on contingency was recognized. The reversal was recorded due to the expectation that the plant will not be placed into service in its current state, as well as the determination that the statute of limitations on any contractual obligation had expired.

Interest and Other Income

Interest and other income decreased approximately 30% from $2.4 million in 2013 to $1.7 million in 2014, primarily as a result of lower principal balances outstanding on the Global notes during the period, offset by a $225 thousand prepayment penalty and the recognition of $47 thousand in unamortized origination fees due to the early payoff of the Global 2013 Note in December 2014.

Impairment Loss on Investment in Global

Due to the fair market value of our investment in Global being lower than our cost basis as a result of the continued decline in Global's share price, we determined that the impairment was other than temporary and recognized an impairment loss of $937 thousand at December 31, 2014. No impairment related to this investment was recognized during 2013.

Gain on Disposal of Discontinued Operations

We recognized an additional gain on the 2011 disposal of our Gulf Coast oil and gas properties of $41 thousand in 2014 primarily as a result of an unanticipated refund of a drilling prepayment related to retained plugging and abandonment costs. No gain or losses were recognized on this disposal in 2013.

Loss from Discontinued Operations

Our loss from discontinued operations increased from $471 thousand in 2013 to $3.4 million in 2014. This is primarily a result of the $3.1 million contingency recorded during the third quarter 2014 and the $65 thousand contingency recorded in the fourth quarter 2014 related to the Main Pass Environmental Investigations. In addition, we continued to incur additional legal costs for litigation and regulatory matters during 2014 and 2013 related to the oil and gas properties we sold in 2011.

Accrual of Dividends Related to Preferred Stock

All of our preferred stock issues contain dividend provisions. Dividends related to all of our preferred stock are cumulative and may be paid in cash or common stock at our option, depending on the respective preferred agreement. We accrue the dividends at their cash liquidation value and reflect the accrual of dividends as an increase to net loss to arrive at net loss attributed to common stock. Accrual of dividends related to preferred stock for each of the two years ended December 31, are as follows:

	2014	2013

Series G1	$7,422	$8,000
Series G2	7,422	8,000
Total	$14,844	$16,000

Payments of Preferred Stock Dividends and Preferred Stock Repurchases

At December 31, 2014 and 2013 the following shares of our Preferred Stock issuances were outstanding:

	2014	2013

Series G1	—	1,000
Series G2	—	1,000
Total	—	2,000

Payment of Preferred Stock Dividends -- During 2014, we paid the accrued dividends related to the Series G1 and Series G2 preferred stock with 2 shares of our common stock and approximately $7 thousand in cash for the accrued, unpaid dividends included in the repurchase of the preferred stock in December 2014. During 2013, we paid the accrued dividends related to the Series G1 and Series G2 preferred stock with shares of our common stock and issued 4 shares of our common stock as payment for the accrued dividends. The difference between the fair value of the shares of our common stock and the carrying value of the dividend liability, net of withholding taxes paid on behalf of the preferred shareholders, is considered a debt extinguishment gain of $15 thousand and $16 thousand in 2014 and 2013, respectively, and is reflected as a gain on payments of dividends of preferred stock as a decrease to net loss to arrive at net loss attributed to common stock. The net effect of these payments of preferred stock dividends for the two years ended December 31, is as follows:

	2014	2013

Series G1	$7,352	$8,000
Series G2	7,352	8,000
Total	$14,704	$16,000

Preferred Stock Repurchases -- In December 2014, we repurchased all outstanding shares of our Series G1 and Series G2 preferred stock for $80 thousand. This transaction resulted in a net loss of $78 thousand and is reflected as a loss on payments of dividends of preferred stock as an increase to net loss to arrive at net loss attributed to common stock.

LIQUIDITY AND CAPITAL STRUCTURE

Financial Condition

	December 31,
(Thousands of dollars)	2014	2013

Current ratio	3.17 to 1	5.76 to 1

Working capital (1)	$10,214	$12,275

Total debt (2)	$63	$—

Total cash less debt	$14,439	$14,302

Total stockholders' equity	$30,086	$63,577

Total liabilities to equity	0.16 to 1	0.05 to 1

(1)	Working capital is the difference between current assets and current liabilities.
(2)	Excludes capital lease obligations.

Cash on hand was primarily generated from proceeds from our oil and gas property divestitures and the rights offering to our stockholders, both of which occurred during 2011. These proceeds have been used to develop our BWI and HBI assets as well as to support our Global investment. The decrease in our working capital as of December 31, 2014 as compared to December 31, 2013 is primarily due to an increase in current liabilities as a result of recognizing $3.2 million in environmental contingencies related to our discontinued operations in 2014, the addition of $441 thousand in short term capital lease obligations and $48 thousand in short term note payable obligations in 2014, offset by a $1.4 million reduction in accounts payable and accrued liabilities, a $88 thousand decrease in accrued liabilities related to our discontinued operations and a $74 thousand increase in prepaid and other current assets in 2014.

We used approximately $7.6 million for capital expenditures during 2014 for Arctic Star plant construction, installation and commissioning. We anticipate it will cost a total of approximately $16 million to complete the construction and commissioning of the Arctic Star plant, of which approximately $15.6 million has been spent through December 31, 2014.

We anticipate our cash balance on hand will adequately fund our 2015 operating cash flow. We also anticipate that we will have access to other capital resources, if needed, to fund our planned capital expenditures and other investing activities.

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

Significant Ownership of our Stock

As of December 31, 2014, Everest Hill Group, Inc. (“Everest Hill”) beneficially owned approximately 68% of the combined voting power of our outstanding common stock. This entity is beneficially owned by Wayne Quasha through the AQ, JQ and WQ Trusts. Mr. Alan Quasha, Chairman of the Board of Directors of HKN, is the brother of Wayne Quasha, who is deemed the beneficial owner of Everest Hill, but Mr. Alan Quasha disclaims any beneficial ownership of these shares. Everest Hill is in a position to exercise significant influence over the election of our Board of Directors and other matters.

Cash Flows

Net cash used in operating activities during the year ended December 31, 2014 was $2.4 million, as compared to $622 thousand in 2013. Net cash used in continuing operations increased from $529 thousand to $2.4 million. This increase was primarily a result of a $805 thousand increase in cash adjusted losses and an approximate $1.1 million increase in cash used for operating capital. Cash used by discontinued operations decreased from $93 thousand in 2013 to $41 thousand in 2014.

Net cash provided by investing activities during the year ended December 31, 2014 was $3.8 million, as compared to cash used of $1.4 million in 2013. Cash provided by investing activities in 2014 is primarily comprised of $12 million in repayments on the Global 2013 Note and proceeds of $271 thousand from properties sold pursuant to the final dissolution of Gerrity Oil, partially offset by $7.6 million in capital expenditures for BWI, $330 thousand in capital expenditures for HBI and $422 thousand for the purchase of shares of Global. Cash used in investing activities in 2013 was primarily the result of $5.9 million in capital expenditures for BWI and $598 thousand for HBI, partially offset by $5 million in repayments and the $340 thousand origination fee on the Global 2013 Note.

Net cash used in financing activities during the year ended December 31, 2014 was $1.2 million, as compared to $3 million in 2013. Cash used in financing activities in 2014 was primarily related to $847 thousand to repurchase and retire approximately 11 thousand of our outstanding common shares, $80 thousand to repurchase all outstanding Series G1 and G2 preferred shares and $245 thousand in principal payments on our notes payable and capital leases held by our Arctic Star subsidiary. We used cash for financing activities in 2013 to repurchase and retire approximately 33 thousand of our outstanding common shares.

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

TPIC has filed a lawsuit against XPLOR in the 236th Judicial District Court, Tarrant County, Texas. The case is styled: Texas Petroleum Investment Company vs. XPLOR Energy SPV-1, Inc., Richard Cottle, Sarah Gasch, and John Hewitt. In the lawsuit, TPIC has asserted claims of fraud, fraudulent inducement, negligent misrepresentation, and indemnity related to its purchase of a production platform and associated assets from XPLOR. TPIC’s claims focus on alleged salt water system defects, related repairs to the facilities, and purported representations regarding the condition of the platform and associated assets. TPIC is seeking an unstated amount of alleged actual and exemplary damages as well as costs and fees. Although litigation is inherently uncertain, based upon the information known to date, we do not believe TPIC’s civil, contractual and fraud claims have merit. We intend to vigorously defend any assertions related to the above lawsuit. Accordingly, as of December 31, 2014, we did not record a contingency related to TPIC’s allegations. Based upon information known to date, the range of estimated loss if TPIC were to prevail on its claims is currently estimated not to exceed $2.5 million in damages, costs, and fees.

Main Pass Environmental Investigations – In January 2013, we were notified by the Louisiana Department of Environmental Quality (“LDEQ”) of an investigation and potential penalty related to the TPIC allegations of improper salt water disposal at the Main Pass 35 field previously owned by our subsidiary XPLOR Energy SPV-1, Inc. and previously operated by our subsidiary, XPLOR Energy Operating Company.  The matter is styled: In the Matter of Xplor Energy Operating Company, Louisiana Division of Administrative Law Docket No. 2014-2388-EQ, Louisiana Department of Environmental Quality (“LDEQ”) Tracking No. WE-CN-12-01101. In October 2014, a telephone status conference was held with the LDEQ and the Administrative Law Judge (“ALJ”) handling this matter, and the Company held a subsequent meeting at the LDEQ offices during November 2014. Following these meetings, the parties agreed to pursue settlement discussions and are currently engaged in this process. At December 31, 2014, we have a $65 thousand contingency within liabilities of discontinued operations in our consolidated balance sheets related to these investigations.

In March 2013, we were advised that the U.S. Environmental Protection Agency (“EPA”) was undertaking a criminal investigation of the salt water disposal incident. In June 2014, we began discussions with the U. S. Attorney’s Office in New Orleans, Louisiana with regard to resolving any potential allegations against XPLOR. On September 15, 2014, the U.S. Attorney’s Office filed a Bill of Information with the U.S. District Court for the Eastern District of Louisiana (the “Court”) alleging that XPLOR knowingly violated The Federal Water Pollution Control Act (the “Clean Water Act”) at its Main Pass operations. Subject to the Court’s acceptance and to avoid the risks, uncertainties, costs and other burdens of litigation, we agreed with the U. S. Attorney’s Office to enter into a plea agreement reflecting a payment of $3.1 million in settlement of one felony count of a knowing violation of the Clean Water Act. At a hearing on November 19, 2014, Xplor pled guilty to that felony count pursuant to the plea agreement. The sentencing hearing in this matter is scheduled for March 4, 2015. Accordingly, at December 31, 2014, we have a $3.1 million contingency within liabilities of discontinued operations in our consolidated balance sheets related to these investigations.

Point Au Fer Lawsuit – During the second quarter 2013, we learned HKN, Inc. was named in a lawsuit filed in the 32nd Judicial District Court for the Parish of Terrebonne, Louisiana by Point Au Fer, L.L.C., and The Roman Catholic Church of the Archdiocese of New Orleans.  The case is styled: Point Au Fer, L.L.C., and The Roman Catholic Church of the  Archdiocese of New Orleans v. ExxonMobil Oil Corporation, et al, No. 169160. In the lawsuit, the plaintiffs have alleged that real property they own in Terrebonne Parish has been environmentally damaged as a result of oil and gas exploration activities of twenty different defendants.  The plaintiffs seek damages for testing and remediation of the property, property stigma, loss of use of land and lost profits, civil fruits for defendants trespass, land loss and subsidence, punitive or exemplary damages and attorney’s fees. Per Louisiana law, no actual dollar amount of damages has been alleged in the Petition. With specific regard to HKN, Inc., out of over one hundred wells identified in the Petition, HKN, Inc. only drilled one well, the MA Smythe Nelson #1, which was a dry hole. The MA Smythe Nelson #1 was drilled on June 2, 1980 and plugged and abandoned on July 12, 1980.  We have and intend to continue to vigorously defend any assertions related to the above lawsuit. Due to the inherent uncertainties of the lawsuit at this time, we cannot accurately predict the ultimate outcome of the matter. Accordingly, at December 31, 2014, we did not record a contingency related to this matter.

Point a la Hache Lawsuit – During the second quarter 2013, we learned XPLOR Energy Operating Company and XPLOR Energy SPV-1, Inc. were named in a lawsuit filed in the 25th Judicial District Court for the Parish of Plaquemines, Louisiana. The case is styled: Catherine P. Alford et al. v. BP America Production Company, et al., Docket No. 60-479. In the lawsuit, eight plaintiffs have sued 25 defendants, alleging that they own and/or use a certain 4,480 acres located in the Pointe a la Hache oil and gas field.  Plaintiffs further allege that the property has been contaminated or otherwise damaged by oil and gas exploration and production activities.  Per Louisiana law, no actual dollar amount of damages has been alleged in the Petition. On March 18, 2014, prior to the hearing on defendants’ exceptions, plaintiffs filed a motion to dismiss the lawsuit in its entirety. The court signed the order dismissing all claims against the defendants on March 27, 2014, and the case is now closed. Accordingly, at December 31, 2014, we did not record a contingency related to this matter.

SLFPA-E Litigation – Plaintiffs South Louisiana Flood Protection Authority—East (“SLFPA-E”) filed this lawsuit in Louisiana state court against over 90 oil and gas and pipeline companies.  Generally the lawsuit alleges that activities by defendants—primarily but not exclusively the dredging of canals—have made it more difficult for the SLFPA-E to protect the New Orleans metropolitan area from flooding.  The petition alleges that HKN, Inc. is "by virtue of [one or more of] mergers, acquisitions, name changes, etc., responsible for" the actions of Tejas Power Corporation, which is alleged to have obtained in the 1980s certain dredging permits and rights of way.  HKN, Inc. disputes that it is responsible for any actions of Tejas Power Corporation.  The public record appears to suggest that Tejas Power Corporation may have been a subsidiary of Harken Oil and Gas, Incorporated (a previous name of HKN, Inc.) for a few years in the 1980s and 1990s.  However, there appears to be nothing to indicate that HKN, Inc. would have liability for the actions of Tejas Power Corporation, which continued to exist after HKN, Inc. no longer had any interest in Tejas Power Corporation. Defendants removed the case to federal court and the plaintiff filed a motion to remand the case back to state court.  On June 27, 2014, the Judge issued an Order denying remand to state court. A status conference was held on August 6, 2014, and the Defendants filed a Joint Motion to Dismiss during September 2014.  Oral arguments with respect to this motion were held before the court on November 12, 2014.  On February 13, 2015, the court signed an order ruling in favor of the Defendants and dismissing all claims.  Accordingly, at December 31, 2014, we did not record a contingency related to this matter.

Louisiana Limited Scope Audit – In April 2012, we received notice from the State of Louisiana’s Department of Revenue that our discontinued oil and gas subsidiary, XPLOR Energy Operating Company, was the subject of a limited scope sales tax audit focused on the company’s on-site use and consumption of lease gas in connection with its lease, gathering and pipeline operations from January 1, 2006 through June 30, 2009. The Louisiana Department of Revenue issued a preliminary assessment, or “Notice of Proposed Tax Due,” preliminarily assessing sales tax of $194 thousand and related penalties and interest of $157 thousand, resulting in a total assessment of $351 thousand. In July 2012, we filed an audit protest with the Louisiana Department of Revenue challenging the preliminary assessment, as we do not agree with the legal basis of the assessment or the methodology in which the taxes were calculated and plan to vigorously defend our position. Due to the inherent uncertainties of the audit protest and preliminary assessment, we cannot accurately predict the ultimate outcome of the matter. Accordingly, at December 31, 2014, we did not record a contingency related to this matter. In the event of a negative outcome, the potential loss related to the audit and preliminary assessment is currently estimated not to exceed $351 thousand.

BWI Contingency – BWI had a contingent liability of $800 thousand at December 31, 2013 which would have been payable upon the conclusion of certain performance events related to its weathered lagoon plant. As of December 31, 2014, this contingency was reversed and a gain on contingency was recognized. The reversal was recorded due to the expectation that the plant will not be placed into service in its current state, as well as the determination that the statute of limitations on the contractual obligation had expired.

Consolidated Contractual Obligations – The following table presents a summary of our consolidated contractual obligations and commercial commitments as of December 31, 2014 (in thousands):

	Payments Due by Period
Contractual Obligations (1)	2015	2016	2017	2018	Thereafter	Total

Operating Lease Obligations (2)	$326	$295	$139	$—	$—	$760
Capital Lease Obligations (3)	572	173	—	—	—	745
Total Contractual Cash Obligations	$898	$468	$139	$—	$—	$1,505

_____________________

(1)	As of December 31, 2014, we had no material purchase obligations.
(2)	Consists of our corporate office lease, subsidiary office leases and a site lease for the Arctic Star project.
(3)	Consists of two equipment leases related to the Arctic Star project.

Off-Balance Sheet Arrangements - As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2014, we were not involved in any unconsolidated SPE transactions and we have no off-balance sheet arrangements.

Treasury Stock – At December 31, 2014 and 2013, we held no shares of treasury stock. In January 2013, we announced that our Board of Directors authorized the cancellation of our September 2005 stock repurchase plan and authorized a new stock repurchase program which allows us to buy back up to 45 thousand shares of our common stock. During 2014, we purchased and retired approximately 11 thousand shares of our common stock for approximately $847 thousand. As of December 31, 2014, approximately 582 shares remained available for repurchase under our repurchase program.

Adequacy of Capital Sources and Liquidity

We believe that we will have the ability to provide for our operational needs, our planned capital expenditures, estimated contingencies and possible investments through projected operating cash flow and cash on hand. Our operating cash flow has been adversely affected by cost increases and delays in the construction and commissioning of the Arctic Star plant for BWI and lower than anticipated return on our HBI oil and gas assets. To address this challenge, we continue to minimize our controllable costs until BWI begins revenue generation. We also continue to seek operating assets which will generate cash from operations. Should projected operating cash flow not materialize, we may reduce HBI capital expenditures and future investments and/or consider the issuance of debt, equity and convertible debt instruments, if needed, for utilization in planned capital expenditures and new energy-based investment opportunities. All of our HBI and BWI capital expenditures, purchases of Global stock and treasury stock repurchases are purely discretionary and may be curtailed or delayed at any time. We may also reduce our ownership interest in any of our investments through strategic sales.

Our debt outstanding at December 31, 2014 consists of two capital lease obligations for a total of $604 thousand and notes payable of $63 thousand. Both of the capital leases carry a minimum two year lease period and include options to renew and/or purchase the leased property. If we seek to raise other equity or debt financing to fund capital expenditures or other acquisition and development opportunities, those transactions may be affected by the market value of our common stock. If the price of our common stock declines, our ability to utilize our stock either directly or indirectly through convertible instruments for raising capital could be negatively affected. Further, raising additional funds by issuing common stock or other types of equity securities could dilute our existing stockholders, and dilution could be substantial if the price of our common stock decreases. Any securities we issue may have rights, preferences and privileges that are senior to our existing equity securities. Borrowing money may also involve pledging some or all of our assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements appear on pages 31 through 60 in this Annual Report.

Page

Report of Independent Registered Public Accounting Firm	31

Consolidated Balance Sheets -- December 31, 2014 and 2013	32

Consolidated Statements of Operations --
Years ended December 31, 2014 and 2013	33

Consolidated Statements of Comprehensive Loss --
Years ended December 31, 2014 and 2013	34

Consolidated Statements of Stockholders’ Equity --
Years ended December 31, 2014 and 2013	35

Consolidated Statements of Cash Flows --
Years ended December 31, 2014 and 2013	36

Notes to Consolidated Financial Statements	37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

HKN, Inc.

We have audited the accompanying consolidated balance sheets of HKN, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HKN, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Dallas, Texas

March 3, 2015

 HKN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	December 31,	December 31,
	2014	2013

Assets

Current Assets:
Cash and cash equivalents	$14,502	$14,302
Accounts receivable	138	334
Assets of discontinued operations, net of allowance of $158 thousand at
December 31, 2014 and 2013	—	6
Prepaid expenses and other current assets	288	214
Total Current Assets	14,928	14,856

Oil and gas property, using the successful efforts method of accounting	2,774	4,450
Arctic Star plant	611	—
Construction in progress - Arctic Star plant	5,736	8,833
Weathered lagoon plant	79	6,236
Office equipment and other	356	305
Accumulated depreciation and depletion	(1,304)	(781)
Total Property and Equipment, net	8,252	19,043

Intangible assets, net	1,462	1,667
Long term note receivable - related party, net of deferred transaction fees
of $177 thousand at December 31, 2013	—	11,823
Investment in Global	9,979	19,312
Other assets	359	259
Total Assets	$34,980	$66,960

Liabilities and Stockholders' Equity

Current Liabilities:
Trade payables	$329	$838
Liabilities of discontinued operations	3,237	160
Notes payable - short term	48	—
Capital lease obligation - short term	441	—
Accrued liabilities and other	659	1,583
Total Current Liabilities	4,714	2,581

Asset retirement obligation	2	2
Notes payable - long term	15	—
Capital lease obligation - long term	163	—
BWI contingency	—	800
Total Liabilities	4,894	3,383

Contingencies (Note 2 and 15)

Stockholders’ Equity:
Series G1 convertible preferred stock, $1.00 par value; $100,000 liquidation value;
700,000 shares authorized; no shares outstanding at December 31, 2014	—	1
and 1,000 shares outstanding at December 31, 2013
Series G2 convertible preferred stock, $1.00 par value; $100,000 liquidation value;
100,000 shares authorized; no shares outstanding at December 31, 2014	—	1
and 1,000 shares outstanding at December 31, 2013
Common stock, $0.01 par value; 2,000,000 shares authorized;
390,916 and 401,943 shares issued and outstanding, respectively	4	4
Additional paid-in capital	449,762	450,394
Accumulated deficit	(419,680)	(395,643)
Accumulated other comprehensive income	—	8,820
Total Stockholders' Equity	30,086	63,577
Total Liabilities and Stockholders' Equity	$34,980	$66,960

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

HKN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share amounts)

	Year Ended December 31,
	2014	2013

Revenues:
Oil and gas operations	$988	$1,093
Total revenues	988	1,093

Operating costs and expenses:
Oil and gas operating	218	209
Selling, general and administrative	3,862	3,520
Depreciation, depletion and amortization	807	743
Impairment losses	18,129	—
Gain on BWI contingency	(800)	—
Total operating costs and expenses	22,216	4,472

Loss from operations	(21,228)	(3,379)

Other income and expenses:
Interest and other expenses	(166)	(36)
Interest and other income - related party	1,608	2,250
Interest and other income	80	163
Impairment loss on investment in Global	(937)	—
Total other income	585	2,377

Loss from continuing operations	(20,643)	(1,002)
Gain on disposal of discontinued operations	41	—
Loss from discontinued operations	(3,357)	(471)
Net loss	(23,959)	(1,473)
Accrual of dividends related to preferred stock	(15)	(16)
Payment of preferred stock dividends and repurchase of preferred stock	(63)	16
Net loss attributed to common stock	$(24,037)	$(1,473)
Loss per common share from continuing operations	$(52.66)	$(2.46)
Loss per common share from discontinued operations	(8.43)	(1.15)
Net loss per common share, basic and diluted	$(61.09)	$(3.61)
Weighted average common shares outstanding:
Basic and diluted	393,497	408,166

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

HKN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2014	2013

Net loss	$(23,959)	$(1,473)

Foreign currency translation adjustments	(548)	160
Unrealized loss on investments	(9,209)	(4,626)
Impairment loss recognized on investment in Global	937	—
Other comprehensive loss	(8,820)	(4,466)
Comprehensive loss	$(32,779)	$(5,939)

The accompanying Notes to Consolidated Financial Statements

are an integral part of these Statements.

HKN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

							Accumulated
				Additional			Other
	Preferred Stock		Common	Paid-In	Treasury	Accumulated	Comprehensive
	G1	G2	Stock	Capital	Stock	Deficit	Income	Total

Balance, December 31, 2012	$1	$1	$4	$453,300	$—	$(394,170)	$13,286	$72,422
Stock-based compensation expense	—	—	—	60	—	—	—	60
Accrual of preferred stock dividends	—	—	—	—	—	(16)	—	(16)
Issuance of preferred stock dividends	—	—	—	—	—	16	—	16
Treasury stock repurchase	—	—	—	—	(2,966)	—	—	(2,966)
Treasury stock retirements	—	—	—	(2,966)	2,966	—	—	—
Comprehensive loss:
Net loss						(1,473)
Unrealized loss on available for sale investments							(4,626)
Unrealized foreign currency gain							160
Total comprehensive loss								(5,939)
Balance, December 31, 2013	$1	$1	$4	$450,394	$—	$(395,643)	$8,820	$63,577
Stock-based compensation expense	—	—	—	212	—	—	—	212
Accrual of preferred stock dividends	—	—	—	—	—	(15)	—	(15)
Issuance of preferred stock dividends	—	—	—	—	—	15	—	15
Preferred stock repurchase	(1)	(1)	—	—	—	(78)	—	(80)
Treasury stock repurchase	—	—	—	—	(847)	—	—	(847)
Treasury stock retirements	—	—	—	(847)	847	—	—	—
Other	—	—	—	3	—	—	—	3
Comprehensive loss:
Net loss						(23,959)
Unrealized loss on available for sale investments							(9,209)
Unrealized foreign currency loss							(548)
Impairment loss recognized on investment in Global							937
Total comprehensive loss								(32,779)
Balance, December 31, 2014	$—	$—	$4	$449,762	$—	$(419,680)	$—	$30,086

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

HKN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(23,959)	$(1,473)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion and amortization	807	743
Stock-based compensation expense	212	60
Gain on disposal of discontinued operations	(41)	—
Loss contingency on discontinued operations	3,165	—
Gain on sale of assets	(30)	(25)
Amortization of note receivable - related party transaction fee	(177)	(282)
Impairment losses	19,066	—
Gain on BWI contingency	(800)	—
Other	—	(5)
Change in operating assets and liabilities:
Accounts receivable and accounts receivable - related party	158	(141)
Prepaid assets and other	(37)	(97)
Trade payables and other	(753)	691
Net cash used in operating activities - continuing operations	(2,389)	(529)
Net cash used in operating activities - discontinued operations	(41)	(93)
Net cash used in operating activities	(2,430)	(622)

Cash flows from investing activities:
Capital expenditures	(7,997)	(6,618)
Purchase of Global shares	(422)	(171)
Net proceeds from sales of assets	271	53
Origination fee from note receivable - related party restructuring	—	340
Repayment of note receivable - related party	12,000	5,000
Change in restricted cash	(50)	—
Net cash provided by (used in) investing activities	3,802	(1,396)

Cash flows from financing activities:
Principal payments on note payable obligations	(17)	—
Principal payments on capital lease obligations	(228)	—
Preferred stock repurchased	(80)	—
Purchase of treasury stock	(847)	(2,966)
Net cash used in financing activities	(1,172)	(2,966)

Net increase (decrease) in cash and cash equivalents	200	(4,984)
Cash and cash equivalents at beginning of period	14,302	19,286
Cash and cash equivalents at end of period	$14,502	$14,302

Supplemental cash disclosures:
Cash paid for interest	$150	$—
Noncash financing activities:
Equipment acquired through capital lease obligations	$844	$—

The accompanying Notes to Consolidated Financial Statements

are an integral part of these Statements.

HKN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our business strategy is focused on enhancing value for our shareholders through the development of a well-balanced portfolio of assets in the energy industry. Currently, the majority of the value of our assets is derived from our investment in publicly-traded ordinary shares of Global Energy Development PLC (“Global”) and our wholly-owned subsidiaries, BriteWater International, Inc. (“BWI”), HKN Bakken, Inc. (“HBI”) and HTH, Inc. (“HTH”).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and such differences could be material. Certain prior year amounts have been reclassified to conform with the 2014 presentation.

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

Statement of Cash Flows - For purposes of the consolidated statements of cash flows, we consider all highly liquid investments and treasury bills purchased with an original maturity of three months or less to be cash equivalents. Cash paid for interest during 2014 was $150 thousand and no interest was paid for 2013. No income taxes were paid for the years ended December 31, 2014 and 2013.

Concentrations of Credit Risk - Although our cash and cash equivalents and accounts receivable are exposed to potential credit loss, we do not believe such risk to be significant. Cash and cash equivalents include investments in money markets placed with highly rated financial institutions.

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are customer obligations due under normal trade terms. We had $131 thousand and $285 thousand in trade receivables related to oil and gas production at December 31, 2014 and 2013, respectively. We had other accounts receivable of $7 thousand and $49 thousand at December 31, 2014 and 2013, respectively.

Senior management reviews accounts receivable to determine if any receivables will potentially be uncollectible. We include provisions for any accounts receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. However, actual write-offs could exceed the recorded allowance. We recorded an allowance within our Assets of Discontinued Operations of $2 thousand for a potentially uncollectible account related to our discontinued operations during the year ended December 31, 2013. No allowance has been recognized on our accounts receivable as of December 31, 2014.

 Accumulated Other Comprehensive Income – Comprehensive income includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Changes in our accumulated other comprehensive income during the period are as follows (in thousands):

	Accumulated Other Comprehensive Income as of December 31, 2013	Current Period Unrealized Loss	Impairment (Gain) Loss Recognized on Investment in Global	Accumulated Other Comprehensive Income as of December 31, 2014

Investment in Global	$7,605	$(9,209)	$1,604	$—
Foreign Currency Translation Adjustments	1,215	(548)	(667)	—
	$8,820	$(9,757)	$937	$—

Fair Value of Financial Instruments – Financial instruments are stated at fair value as determined in good faith by management. Factors considered in valuing individual investments include, without limitation, available market prices, reported net asset values, marketability, restrictions on disposition, current financial position and operating results, and other pertinent information. See Note 7 – “Fair Value Measurements” for more information.

We carry our financial instruments, which include cash, restricted cash and our common stock investment in Global at their estimated fair values. Our investment in ordinary shares of Global has been designated as available for sale rather than a trading security. The associated unrealized gains and losses on our available for sale investment are recorded to other comprehensive income until realized and reclassified into earnings using specific identification. The fair value of our investment in the ordinary shares of Global is based on prices quoted in an active market. Our investment in Global is classified as a non-current asset in our accompanying consolidated balance sheets.

Translation of Non-U.S. Currency Amounts – Our investment in Global is subject to foreign currency exchange rate risk as Global’s ordinary shares are denominated in British pounds sterling. Translation adjustments are recorded to other comprehensive income until realized through sale or impairment and reclassified into earnings.

BWI Property and Equipment – Project costs that are clearly associated with the acquisition, development and construction of a plant are capitalized as costs of that project. In addition, indirect project costs that are identified with a specific project, including selling, general and administrative expenses, are capitalized and allocated to the project to which the costs relate. Overhead costs and costs incurred after the project is ready for its intended use are charged to expense as incurred.

The BWI weathered lagoon plant within property and equipment on our consolidated balance sheets has not been depreciated as of December 31, 2014, as it has not been placed in service as of the date of these financial statements. We determined that as a result of current oil pricing and the age of the plant, we would not likely deploy and operate the BWI weathered lagoon plant for its intended purpose. As a result, we wrote down the book value of this plant to its estimated salvage value, resulting in an impairment loss of $6.1 million as a component of operating expenses within our consolidated statements of operations as of December 31, 2014. After impairment, the new cost basis of the BWI weathered lagoon plant was $79 thousand. See Note 2 – “BriteWater International, Inc.” for more information.

In addition, Construction in Progress related to the BWI Arctic Star plant under development within property and equipment on our consolidated balance sheets is not subject to depreciation until commissioning is completed and it is placed into service. Due to current oil prices, the undiscounted cash flows of the Arctic Star plant were less than its carrying value. As a result, we determined that the Arctic Star plant would be unable to recover its investment at current pricing and recognized an impairment loss of $10.3 million as a component of operating expenses within our consolidated statements of operations as of December 31, 2014. After impairment, the new cost basis of Construction in Progress is $5.7 million. See Note 2 – “BriteWater International, Inc.” for more information. Once the Arctic Star plant is fully commissioned and placed into service, assets in Construction in Progress will be subject to depreciation.

During October 2014, the Arctic Star plant fully commissioned and placed in service capital leased tanks and related modifications and were thus subject to depreciation. These assets will be depreciated over the remaining term of the capital lease. We recorded depreciation expense of $108 thousand related to these capital leased assets and their modifications for the year ended December 31, 2014. Of this depreciation expense, $87 thousand was related to capital lease assets for the year ended December 31, 2014.

Capital Leases – During the second quarter 2014, we leased equipment for the Arctic Star plant under two separate capital leases which each have two year minimum lease terms. These leases include options to renew and/or purchase the leased property. At December 31, 2014, total assets acquired under capital leases were $844 thousand. Of this amount, $354 thousand was included in Construction in Progress and $490 thousand, net of accumulated amortization of $87 thousand, was included in the Arctic Star plant in our consolidated balance sheets.

At December 31, 2014, the total capital lease obligation was $604 thousand, of which $441 thousand was classified as a short-term liability and $163 thousand was classified as a long-term liability in our consolidated balance sheets. Capital lease interest expense was $165 thousand for the year ended December 31, 2014. The following is a schedule of remaining future minimum lease payments under capital leases (in thousands):

Year Ending December 31,
2015	$572
2016	173
Total minimum lease payments	745
Less: Amount representing interest (1)	(141)
Present value of minimum lease payments	$604

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

Capital amounts attributable to developed oil and gas properties are depleted by the unit-of-production method over proved reserves using the unit conversion ratio for gas of six Mcf of gas to one barrel of oil equivalent (“BOE”), and one barrel of NGLs to one BOE. Unproved properties are excluded from this calculation. Due to decreased oil prices, resulting in uneconomic conditions for certain wells in the Bakken play, and decreased investments anticipated in new wells, we recognized impairment losses of $1.4 million and $314 thousand on proved and unproved Bakken properties, respectively, in our consolidated statements of operations at December 31, 2014. After impairment, the new gross cost basis of the oil and gas properties is $2.8 million. Depreciation, depletion and amortization expense for oil and gas producing properties and related equipment was $411 thousand and $479 thousand for the years ended December 31, 2014 and 2013, respectively.

We use the sales method to recognize our oil and gas revenues. Under this method, revenues are recognized based on our interests in the actual volumes of gas and oil sold to purchasers.

Other Property and Equipment – Other property and equipment, which includes computer equipment, computer hardware and software, furniture and fixtures, leasehold improvements and automobiles, is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from 3 to 5 years. We recorded depreciation expense related to other property and equipment of $83 thousand and $59 thousand for the years ended December 31, 2014 and 2013, respectively.

Intangible Assets – Our intangible assets consist of patents acquired in connection with our investment in BWI. Our patents were valued at $2.6 million on their acquisition date and are amortized on a straight-line basis over a period of 6-21 years, based on their respective contractual lives. Accumulated amortization in the amount of $1.1 million has been recorded on these patents to date. We have recorded amortization expense related to these patents of $205 thousand for both the years ended December 31, 2014 and 2013, respectively. Patent annuity fees and legal fees related to the renewal of our existing patents are expensed as incurred and recorded within selling, general and administrative expenses in our consolidated statements of operations. The estimated future annual amortization of our patents over the next five years is as follows (in thousands):

Year	Amount
2015	$191
2016	183
2017	170
2018	75
2019	75
Thereafter	768
Total	$1,462

Investment in Global – We do not account for our investment in Global as an equity method investment in spite of our 35% ownership. We are unable to obtain U.S. GAAP financial statements quarterly to perform equity method accounting due to the semi-annual reporting requirements Global follows under the AIM exchange rules. As a result, we account for Global as an available for sale investment.

Our policy is to review our investment in Global semi-annually or more often if any indicators of impairment become known. We continuously monitor macroeconomic indicators and track Global’s stock price volatility for any downward trends in the market. We also review public financial information including Global’s issued financial statements and investor presentations, as well as financial analysts’ reviews and recommendations for any indicators of an other than temporary impairment in our carrying value. We also assess internally our ability and intent to hold our investment in Global should the fair value drop below our cost. Any resulting other than temporary impairment would be immediately recognized in earnings. We recognized an other than temporary impairment of $937 thousand in our consolidated statements of operations at December 31, 2014. No such impairments were recognized during 2013.

Other Assets – At December 31, 2014, other assets included $289 thousand in prepaid drilling costs related to the drilling and completion of wells held by HBI, $20 thousand in deposits related to the Arctic Star site lease and facility and restricted cash of $50 thousand for a Letter of Credit required for the Arctic Star plant site lease.

Notes Receivable – Our notes receivable are stated at their outstanding principal balance, less any allowance for doubtful accounts and deferred transaction fees. Interest income is recognized as earned at the stated interest rate over the life of the loan. Transaction fees related to the notes are deferred and amortized using the effective interest method over the life of the loan and are recognized in interest income from related parties within our consolidated statements of operations. As of December 31, 2014 we had no notes receivable outstanding.

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

Provisions for Asset Impairments - Assets that are used in our operations and not held for sale, are carried at cost, less accumulated depreciation and amortization. We review our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When evidence indicates that operations will not produce sufficient cash flows to cover the carrying amount of the related asset, and when the carrying amount of the related asset cannot be realized through sale, a permanent impairment is recorded and the asset is written down to fair value.

Proved crude oil and natural gas properties are reviewed for impairment on a reservoir basis annually, or when events and circumstances indicate a possible decline in the recoverability of the carrying value of such reservoir. The estimated future cash flows expected in connection with the reservoir are compared to the carrying amount of the reservoir to determine if the carrying amount is recoverable. If the carrying amount of the reservoir exceeds its estimated undiscounted future cash flows, the carrying amount of the field is reduced to its estimated fair value.

Impairment losses totaling $18.1 million were recognized on long-lived assets used in our operations during the year ended December 31, 2014. Of this, $10.3 million was related to impairment of the Arctic Star plant, $6.1 million was related to the write down of the BWI weathered lagoon plant to its salvage value and $1.7 million was related to our oil and gas properties held by HBI. Please see Note 7 – “Fair Value Measurements” for more information on these impairments and related assumptions. No such impairments were recognized during 2013.

Accrued Liabilities and Other – At December 31, 2014, accrued liabilities and other included approximately $414 thousand in accrued capital costs related to the construction, installation and commissioning of the Arctic Star plant and approximately $121 thousand in accrued capital costs related to the drilling and completion of HBI wells under development.

Notes Payable – We had notes payable of $63 thousand at December 31, 2014 as a result of the purchase of a generator and insurance premiums for the Arctic Star plant, both of which were financed. The note payable for the generator has a two year term at zero percent interest. The note payable related to the insurance premiums has a ten month term and bears interest at approximately 2.4% of the initial note amount. Interest expense on the insurance premiums note was negligible for the year ended December 31, 2014.

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

Loss Contingencies – Management continuously reviews with legal counsel the status of regulatory matters and pending or threatened litigation. With respect to all significant litigation matters, we consider the likelihood of a negative outcome. If we determine the likelihood of a negative outcome is probable and the amount of the loss can be reasonably estimated as of the date of the financial statements, we record an estimated loss for the expected outcome of the litigation. If the likelihood of a negative outcome is reasonably possible and we are able to determine an estimate of the possible loss or range of loss, we disclose that fact together with the estimate of the possible loss or range of loss. However, it is often difficult to predict the outcome or estimate a possible loss or range of loss because litigation is subject to inherent uncertainties, particularly when plaintiffs allege substantial or indeterminate damages. Such is also the case when the litigation is in its early stages or when the litigation is highly complex or broad in scope. In these cases, we disclose that we are unable to predict the outcome or estimate a possible loss or range of loss. We expense legal costs related to such loss contingencies as they are incurred.

Recent Accounting Pronouncements – In April 2014, FASB issued the Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This standard revises the definition of a discontinued operation to limit the circumstances under which a disposal or classification as held for sale qualifies for presentation as a discontinued operation. Amendments in this standard require expanded disclosures concerning a discontinued operation and the disposal of an individually-material component of an entity not qualifying as a discontinued operation. The standard is effective for annual and interim periods beginning on or after December 15, 2014 and should be applied prospectively, with early adoption permitted. We currently do not expect this standard to have any impact on our consolidated financial statements.

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

In January 2015, FASB issued the Accounting Standards Update No. 2015-1, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Item. This standard eliminates from GAAP the concept of extraordinary items. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We currently do not expect this standard to have any impact on our consolidated financial statements.

(2) BRITEWATER INTERNATIONAL, INC.

BWI holds patents for oilfield emulsion breaking technology. This is a continuous process technology that can purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids, thereby reducing the environmental impact and disposal costs of these waste materials while recovering valuable oil. This technology has been successfully tested in multiple refineries as well as in a demonstration in Prudhoe Bay, Alaska, all of which confirmed the effectiveness of the emulsion breaking technology to recover valuable hydrocarbons and reduce wastes. BWI has completed the design, construction and installation of standardized modules which can be configured for use in both upstream and downstream applications in the oil and gas industry, including processing oilfield and refinery emulsions to recover valuable oil and remediating oil spills.

BWI’s wholly-owned subsidiary, Arctic Star Alaska, Inc. (“Arctic Star”), BWI’s initial project to commercialize its emulsions-breaking technology, leased a site in Deadhorse, Alaska for its plant during the first quarter 2014. Arctic Star currently holds contracts which grant Arctic Star the option to take title to oilfield waste generated in six fields on the North Slope at no cost and sell any recovered crude volumes at market prices. The Company continued negotiations for additional feedstock supply agreements during 2014, one of which was obtained in April 2014 and two of which were obtained in January 2015. Arctic Star also entered into an agreement for the sale of 100% of its recovered hydrocarbons on the North Slope during April 2014. Construction was completed during the first quarter 2014 and the modules were shipped to the North Slope and installed during the second quarter 2014. Commissioning of the plant was substantially complete as of December 31, 2014. However, due to the seasonal drilling schedule in Alaska, feedstock needed to perform final test runs was not available as of December 31, 2014. As a result of this and due to the recent steep decline in oil prices, the plant is currently not economic. As a result, management does not expect to operate the Arctic Star plant until oil prices substantially recover.

As a result of the current decline in oil prices at December 31, 2014, we evaluated our BWI assets for recoverability. Using a probability weighted average income approach of different courses of actions available, we determined that the Arctic Star plant would be unable to recover its investment at current pricing and recognized an impairment loss of $10.3 million as a component of operating expenses within the BWI operating segment of our consolidated statements of operations as of December 31, 2014. No impairment was recognized on the Arctic Star plant during 2013. Please see Note 7 – “Fair Value Measurements” for more information on the method used to determine the fair value of this asset.

BWI also has a completed purpose-built plant which was designed to break emulsions found in weathered lagoon pits. We determined that as a result of current oil pricing and the age of the plant, we would not likely deploy and operate the BWI weathered lagoon plant for its intended purpose in the near future and, as a result, we wrote down the book value of this plant to its estimated salvage value, resulting in an impairment loss of $6.1 million as a component of operating expenses within the BWI operating segment of our consolidated statements of operations as of December 31, 2014. No impairment was recognized on the weathered lagoon plant during 2013. Please see Note 7 – “Fair Value Measurements” for more information on the method used to determine the fair value of this asset.

BWI Contingency – BWI had a contingent liability of $800 thousand at December 31, 2013 which would have been payable upon the conclusion of certain performance events related to its weathered lagoon plant. As of December 31, 2014, this contingency was reversed and a gain on contingency was recognized. The reversal was recorded due to the expectation that the plant will not be placed into service in its current state, as well as the determination that the statute of limitations on the contractual obligation had expired.

(3) HKN BAKKEN, INC.

HBI holds non-operated working and royalty interests in properties strategically located in the Bakken and Niobrara shale oil plays. We invested in these assets because we believe they may present near-term growth potential and align well with our long term investment goals. We continued to invest in HBI on a non-operated basis, in all phases of the oil and gas business, including participation in the drilling, completion, operation and maintenance of oil and gas wells. During the year ended December 31, 2014, we invested approximately $276 thousand in drilling and completion costs. Due to decreased oil prices and the current drilling and completion costs of wells in these plays, we plan to assess each drilling opportunity on a case-by-case basis and participate in wells that we expect to meet our return thresholds based upon our estimates of ultimate recoverable crude oil and natural gas, expertise of the operator and completed well costs from each project, as well as other factors, and participate on a discretionary basis during 2015.

Due to decreased oil prices, which resulted in uneconomic conditions for certain wells in the Bakken play and anticipated decreased investments in new wells, we recognized impairment losses of $1.4 million and $314 thousand on proved and unproved Bakken properties as a component of operating expenses within the HKN operating segment of our consolidated statements of operations for the year ended December 31, 2014. No impairment was recognized on these properties during 2013. Please see Note 7 – “Fair Value Measurements” for more information on the method used to determine the fair value of these assets.

During April 2014, we executed and closed on an agreement for the final dissolution of Gerrity Oil, LLC. In conjunction with this agreement, HBI sold its interest in four Bakken wells and a six acre parcel of land in Colorado for proceeds of approximately $271 thousand and recognized a gain on this sale of $47 thousand within interest and other income in our consolidated statements of operations.

(4) INVESTMENT IN GLOBAL

Our non-current available-for-sale investment consists of our ownership of approximately 35% of Global’s outstanding ordinary shares at December 31, 2014.

During 2014, we purchased an additional 343 thousand shares of Global for $422 thousand, increasing our ownership from 34.51% to 35.46%. During 2013, we purchased an additional 105 thousand shares of Global for $171 thousand. At December 31, 2014 and 2013, our investment in Global was equal to the market value of Global’s ordinary shares as follows (in thousands, except share amounts):

	December 31, 2014	December 31, 2013

Shares of Global Stock Held by HKN	12,805	12,462

Closing Price of Global Stock	£0.50	£0.94

Foreign Currency Exchange Rate	1.5586	1.6574

Market Value of Investment in Global	$9,979	$19,312

The foreign currency translation adjustment of approximately $548 thousand, the unrealized loss on investment of $9.2 million for the changes in market value between the two periods, and an other than temporary impairment loss of $937 thousand were recorded to other comprehensive income in stockholders’ equity during the year ended December 31, 2014.

The decrease in Global’s market value below our costs was previously determined to be temporary as of September 30, 2014 due to the recent nature of the decline and the increase in share price subsequent to the reporting date. However, as of December 31, 2014, we continued to have a cumulative unrealized loss position on our investment in Global. Therefore, we assessed the decline in market value again to determine whether it was considered a temporary or other than temporary impairment. Although we intend to hold the investment, after reviewing Global’s published operational updates and plans, the severity and duration of the decline and analyzing the historical price volatility and decreases in share price subsequent to this reporting date, we determined the impairment to be other than temporary as of December 31, 2014. As a result, we recognized an impairment loss of $937 thousand within the HKN operating segment of our consolidated statements of operations. No unrealized loss position existed at December 31, 2013 and no impairment was recognized on the investment in Global during 2013.

(5) NOTES RECEIVABLE – RELATED PARTY

In March 2013, we entered into a new loan agreement (the “Global 2013 Note”) with Global to refinance the outstanding $5 million Global Note Receivable and the $12 million Global Loan into one $17 million note. The Global 2013 Note extended the maturity date to June 15, 2015 and initially increased the interest rate from 12.5% to 12.75%. During September 2014, pursuant to provisions of the Global 2013 Note agreement, the interest rate charged was increased from 12.75% up to 13.5% due to Global’s nonconformity with performance conditions as of June 30, 2014. This new stated interest rate was to remain in effect until the maturity of the loan agreement. Beginning June 30, 2014, the Global 2013 Note was classified as a current asset because all quarterly payments on the Global 2013 Note had been received in accordance with the stated repayment terms, and we believed the remaining payments would also be made as scheduled.

In December 2014, Global announced it had completed the sale of its rights and obligations for its contract areas within the Llanos Basin. Global used a portion of the net sale proceeds to repay the Global 2013 Note. We received $7.5 million in outstanding principal, $225 thousand in prepayment penalty, $200 thousand in accrued interest and recognized the remaining $47 thousand of unamortized origination fees.

During the years ended December 31, 2014 and 2013, we received interest payments from Global of approximately $1.2 million and $2 million, respectively and recognized deferred origination fees of $177 thousand and $282 thousand, respectively.

(6) ASSET RETIREMENT OBLIGATION

We recognize the present value of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. A summary of our asset retirement obligations as of December 31, 2014 is as follows (in thousands):

	Asset Retirement
Asset Category	Obligation		Estimated Life

Oil and gas producing properties	$2	(1)	27.5 years

_______________

(1) This is a recurring Level 3 fair value measurement.

The following table describes all changes to our asset retirement obligation liability during the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013

Asset retirement obligation at beginning of period	$2	$4
Additions during the period	—	1
Revisions of estimates	—	(3)
Accretion expense	—	—
Asset retirement obligation at end of period	$2	$2

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

Fair Values: Recurring – The following tables present recurring financial assets which are carried at fair value as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014
	Level 1	Level 2	Level 3

Investment in Global (1)	$9,979	$—	$—

	December 31, 2013
	Level 1	Level 2	Level 3

Investment in Global (1)	$19,312	$—	$—

____________________________________________________

(1)	Global’s ordinary shares are publicly traded on the Alternative Investment Market (“AIM”), a market operated by the London Stock Exchange, with quoted prices in active markets. Accordingly, the fair value measurements of these securities have been classified as Level 1.

Fair Values: Nonrecurring – The following table shows the fair values and non-cash impairments of long-lived assets, by major category, measured on a nonrecurring basis as of December 31, 2014 and 2013 (in thousands). These impairment losses are recognized as a component of operating expenses within our consolidated statements of operations.

	December 31, 2014		December 31, 2013
	Fair Value	Impairment	Fair Value	Impairment

Construction in progress- Arctic Star plant	$5,736	$10,290	$8,833	$—
Weathered lagoon plant	$79	$6,151	$6,236	$—
Oil and gas property -proved	$1,633	$1,375	$3,369	$—
Oil and gas property -unproved	$77	$314	$391	$—

The fair value of the Arctic Star plant was determined using a probability weighted average income approach of different courses of actions available as estimated by management using significant unobservable inputs such as estimated commodity pricing using futures price strips, anticipated feedstock available and timing of the plant start up and consistent operations. Accordingly, the fair value measurements of these assets have been classified as Level 3. As a result of this fair value determination, we recognized an impairment loss of $10.3 million as a component of operating expenses within the BWI operating segment of our consolidated statements of operations for the year ended December 31, 2014.

The fair value of the weathered lagoon plant was determined using an estimated salvage value determined by management using significant unobservable inputs such as vendor quotes for comparable used products and parts. Accordingly, the fair value measurements of these assets have been classified as Level 3. As a result of this fair value determination, we recognized an impairment loss of $6.1 million as a component of operating expenses within the BWI operating segment of our consolidated statements of operations for the year ended December 31, 2014.

The fair value of the oil and gas properties was determined using the discounted cash flow method using significant unobservable inputs to determine future cash flows, which were based on management’s estimates using reserve and production estimates made by our reservoir engineers, estimated commodity prices using futures price strips as of the reporting date adjusted for quality and location differentials, and forecasted operating expenses and timing of investments for the remaining estimated life of the reservoir. Accordingly, the fair value measurements of these assets have been classified as Level 3. As a result of this fair value determination, we recognized impairment losses of $1.4 million and $314 thousand on proved and unproved Bakken properties as a component of operating expenses within the HKN operating segment of our consolidated statements of operations for the year ended December 31, 2014.

(8) DISCONTINUED OPERATIONS

As a result of the sales of our Gulf Coast oil and gas properties and the abandonment of our coalbed methane projects during 2011, all related activities are included as discontinued operations on the consolidated balance sheets and consolidated statements of operations for all periods presented.

The carrying amounts of the major classes of assets and liabilities for our discontinued oil and gas operations are summarized below (in thousands):

	December 31,	December 31,
	2014	2013

Current Assets:
Accounts receivable, net	$—	$6
Total Current Assets	—	6
Total Assets of Discontinued Operations	$—	$6

Current Liabilities:
Trade payables	$3	$29
Revenues and royalties payable	18	18
Accrued contingencies	3,165	—
Accrued liabilities and other	51	113
Total Current Liabilities	3,237	160
Total Liabilities of Discontinued Operations	$3,237	$160

Accrued Contingencies at December 31, 2014, consist of a $3.1 million contingency and a $65 thousand contingency related to the Main Pass Environmental Investigations. Our Accrued Liabilities and Other at December 31, 2014 consist of legal fees related to the XPLOR Energy Litigation and Main Pass Environmental Investigations. See Note 15 – “Commitments and Contingencies” for additional information.

Cash used by discontinued operations during the year ended December 31, 2014 is mainly related to legal costs resulting from the sale of the oil and gas properties net of any related insurance recoveries. Upon resolution of the XPLOR Energy litigation and regulatory matters, no significant activities are expected related to these discontinued operations.

The revenues and net loss before income tax associated with our discontinued oil and gas operations are as follows (in thousands):

	Years Ended December 31,
	2014	2013

Revenues and other:
Oil and gas operations	$—	$—
Oil and gas processing and handling income	—	—
Total revenues from discontinued operations	$—	$—

Loss from discontinued operations before taxes	$(3,357)	$(471)

We recognized a gain of $41 thousand on the 2011 disposal of our Gulf Coast oil and gas properties during the year ended December 31, 2014 due to an unanticipated refund of a drilling prepayment related to retained plugging and abandonment costs. No losses were recognized on this disposal in 2013.

The loss from discontinued operations for the year ended December 31, 2014 is primarily due to approximately $3.2 million in contingencies related to the Main Pass Environmental Investigations. See Note 15 – “Commitments and Contingencies” for additional information.

(9) INCOME TAXES

We did not generate any current or deferred tax benefit during the years ended December 31, 2014 or 2013. The following is a reconciliation of the reported amount of income tax benefit for the years ended December 31, 2014 and 2013 to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income:

	Years Ended December 31,
	2014	2013
	(in thousands)

Statutory tax benefit	$(7,019)	$(340)
Increase (decrease) in valuation allowance
Change in valuation allowance	5,940	337
Effect of permanent differences	1,076	—
Other	3	3
Total tax benefit	$—	$—

At December 31, 2014, we had available for U.S. federal income tax reporting purposes, a net operating loss (NOL) carryforward for regular tax purposes of approximately $102 million which expires in varying amounts during the tax years 2018 through 2034, an alternative minimum tax NOL carryforward of approximately $88 million which expires in varying amounts during the tax years 2018 through 2034, and a statutory depletion carryforward of approximately $9 million which can be carried forward indefinitely to offset our future taxable income, subject to certain limitations imposed by the Internal Revenue Code. Additionally, at December 31, 2014, we have a capital loss carryforward of approximately $2 million which will expire in 2015. Current federal income tax law allows corporations to deduct capital losses only if they offset capital gains. In 2003, we underwent a change in ownership, within the meaning of Internal Revenue Code Section 382, which significantly restricts our ability to utilize our domestic NOLs and capital losses.

The components of our federal deferred income taxes were as follows for the years ended December 31, 2014 and 2013:

49

	2014	2013
	(in thousands)
Deferred tax assets:
Net operating losses (NOL) carryover	$34,657	$33,973
Depletion carryover	3,020	3,020
Share based compensation	120	48
Deferred book liabilities	1	1
Debt and lease obligations	205	—
Loan origination fees	—	60
Book vs. tax basis in investments	24,000	20,683
Capital loss carryover	763	2,688
Property and equipment	5,024	—
Total gross deferred tax assets	67,790	60,473
Deferred tax liabilities:
Property and equipment	—	(824)
Net deferred tax assets	67,790	59,649
Less valuation allowances	(67,790)	(59,649)
Deferred tax liabilities, net of valuation allowance	$—	$—

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. The tax years 2011-2014 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.  The tax years 2010-2014 also remain open for examination purposes for the Texas Franchise tax.

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

(10) STOCKHOLDERS’ EQUITY

Common Stock - We have authorized 2 million shares of $.01 par value common stock. At December 31, 2014 and 2013, we had 390,916 and 401,943 shares, respectively, issued and outstanding.

Treasury Stock – At December 31, 2014 and December 31, 2013, we held no shares of treasury stock. In January 2013, we announced that our Board of Directors authorized the cancellation of our amended September 2005 stock repurchase plan and authorized a new stock repurchase program which allows us to buy back up to 45 thousand shares of our common stock. During the year ended December 31, 2014, we purchased and retired 11,029 shares of our common stock for approximately $847 thousand. As of December 31, 2014, 582 shares remained available for repurchase under our repurchase program.

Series G1 Convertible Preferred Stock - Our Series G1 convertible preferred stock (“Series G1 preferred”), which was issued in 2000, has a liquidation value of $100 per share, is non-voting, and is convertible at the holder’s option into our common stock at a conversion price of $11,200 per share. In December 2014, we repurchased all remaining 1,000 outstanding shares of our Series G1 preferred stock and any accrued, unpaid dividends for $40 thousand. This transaction resulted in a net loss of $39 thousand and is reflected as a loss on payments of dividends of preferred stock as an increase to net loss to arrive at net loss attributed to common stock. At December 31, 2013 there were 1,000 shares of Series G1 preferred issued and outstanding.

 Series G2 Convertible Preferred Stock - Our Series G2 convertible preferred stock (“Series G2 preferred”), which was issued in 2000, has a liquidation value of $100 per share, is non-voting, and is convertible at the holder’s option into our common stock at a conversion price of $2,688 per share. The Series G2 preferred is also convertible by us into shares of our common stock if for any period of twenty consecutive calendar days the average of the closing prices of our common stock during such period shall have equaled or exceeded $3,360 per share. In December 2014, we repurchased all remaining 1,000 outstanding shares of our Series G2 preferred stock and any accrued, unpaid dividends for $40 thousand. This transaction resulted in a net loss of $39 thousand and is reflected as a loss on payments of dividends of preferred stock as an increase to net loss to arrive at net loss attributed to common stock. At December 31, 2013 there were 1,000 shares of Series G2 preferred issued and outstanding.

Changes in our common, preferred and treasury shares during 2014 and 2013 are as follows:

	Number of Shares
Description	Preferred G1	Preferred G2	Common	Treasury

Balance as of December 31, 2012	1	1	435,328	—
Shares issued for preferred stock dividends	—	—	4	—
Treasury stock repurchase	—	—	—	33,389
Treasury stock retirements	—	—	(33,389)	(33,389)
Balance as of December 31, 2013	1	1	401,943	—
Shares issued for preferred stock dividends	—	—	2	—
Treasury stock repurchase	—	—	—	11,029
Treasury stock retirements	—	—	(11,029)	(11,029)
Preferred stock repurchased	(1)	(1)	—	—
Balance as of December 31, 2014	—	—	390,916	—

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

In April 2012, 40 thousand options were granted to BWI officers and directors with an exercise price of $14.50 per share of BWI common stock and a vesting period of three years, with one third of the options vesting on the first, second and third anniversaries of the grant date. As of December 31, 2014, 14 thousand of these options were forfeited and approximately 17 thousand options were exercisable. The grant date fair value of the stock of $14.50 per share was based on an independent third-party valuation. This valuation used the income approach method based on a discounted forecasted cash flow analysis.

In December 2013, 24.5 thousand options were granted to BWI directors, officers and employees with an exercise price of $31.60 per share of BWI common stock and a vesting period of three years, with one third of the options vesting on the first, second and third anniversaries of the grant date. As of December 31, 2014, approximately 8 thousand options were exercisable. The grant date fair value of the stock of $31.60 per share was based on an independent third-party valuation. This valuation used the income approach method based on a discounted forecasted cash flow analysis.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period, using the straight-line method. The weighted average grant date fair value of each stock option granted in April 2012 and December 2013 was $8.56 and $16.89, respectively. The fair value of each option at the grant date was estimated by using the Black-Scholes option-pricing model using the following weighted average assumptions:

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

We are also required to estimate forfeitures at the time of grant, and to revise those estimates in subsequent periods if actual forfeitures differ from our estimates as a cumulative adjustment in the period of revision. Stock compensation is recorded only for those awards that are expected to vest. No forfeiture rate was applied during the years ended December 31, 2014 or 2013, as no forfeitures were expected. However, in the fourth quarter of 2012 and the first quarter of 2013, a total of 14 thousand shares were forfeited and an immaterial amount of stock compensation expense was reversed. No additional forfeiture rate was applied during the year ended December 31, 2013, as no further forfeitures were expected.

The following table summarizes stock option activity during the year ended December 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2014	50,500	$22.80
Granted	—	—
Exercised	—	—
Forfeited or Expired	—	—
Outstanding at December 31, 2014	50,500	$22.80	8.08	$—
Exercisable at December 31, 2014	25,500	$19.98	7.80	$—

The following table summarizes nonvested option activity during the year ended December 31, 2014:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2014	41,833	$13.44
Granted	—	—
Vested	(16,833)	12.60
Forfeited	—	—
Nonvested at December 31, 2014	25,000	$14.00

At December 31, 2014, there was approximately $283 thousand of total unrecognized stock compensation expense. This compensation expense is expected to be recognized over the weighted-average vesting term remaining of 1.82 years.

Total stock-based compensation recognized within selling, general and administrative expenses in the Company’s consolidated statements of operations for the years ended December 31, 2014 and 2013 was $212 thousand and $60 thousand, respectively.

(12) RELATED PARTY TRANSACTIONS

Our related party transactions at December 31, 2014 include purchases of shares of Global. Our CEO, Mikel Faulkner, serves as Chairman of Global. See Note 4 – “Investment in Global” for additional information on our purchases of Global stock.

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

Our financial information, expressed in thousands, for each of our operating segments for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31, 2014

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$988	$—	$—	$988
Oil and gas expenses	(218)	—	—	(218)
Selling, general and administrative expenses	(2,894)	(968)	—	(3,862)
Depreciation, depletion and amortization	(470)	(337)	—	(807)
Impairment losses	(1,688)	(16,441)		(18,129)
Gain on BWI contingency	—	800		800
Interest and other expenses	—	(437)	271	(166)
Interest and other income - related parties	1,879	—	(271)	1,608
Interest and other income	80	—	—	80
Impairment loss on investment in Global	(937)	—	—	(937)
Segment loss from continuing operations	$(3,260)	$(17,383)	$—	$(20,643)
Capital Expenditures	$386	$7,611	$—	$7,997
Total Assets	$37,582	$8,088	$(10,690)	$34,980

	Year Ended December 31, 2013

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$1,093	$—	$—	$1,093
Oil and gas expenses	(209)	—	—	(209)
Selling, general and administrative expenses	(2,767)	(753)	—	(3,520)
Depreciation, depletion and amortization	(523)	(220)	—	(743)
Interest and other expenses	(36)	(651)	651	(36)
Interest and other income - related parties	2,901	—	(651)	2,250
Interest and other income	163	—	—	163
Segment income (loss) from continuing operations	$622	$(1,624)	$—	$(1,002)
Capital Expenditures	$694	$5,924	$—	$6,618
Total Assets	$62,149	$17,014	$(12,203)	$66,960

(14) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock.

The following table sets forth the computation of basic and diluted loss per share for the years ended December 31, 2014 and 2013 (in thousands, except per share data):

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Net Loss Attributed to Common Stock	Weighted- Average Shares	Per Share Loss	Net Loss Attributed to Common Stock	Weighted- Average Shares	Per Share Loss
Basic EPS:
Loss from continuing operations (1)	$(20,721)		$(52.66)	$(1,002)		$(2.46)
Loss from discontinued operations	(3,316)		(8.43)	(471)		(1.15)
Net loss attributed to common stock	$(24,037)	393	$(61.09)	$(1,473)	408	$(3.61)
Effect of dilutive securities
Preferred stock (2)	—	—	—	—	—	—
Diluted loss per share	$(24,037)	393	$(61.09)	$(1,473)	408	$(3.61)

__________________________

(1)	Includes accrual of dividends, net of the payment of preferred stock dividends and repurchase of preferred stock, related to preferred stock for the years ended December 31, 2014 and 2013.
(2)	Includes 46 shares of our common stock related to our Series G1 preferred and Series G2 preferred stock for the year ended December 31, 2013. These shares were issuable upon their conversion in the period presented and were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive. In December 2014, we repurchased all outstanding shares of our Series G1 and Series G2 preferred stock. As a result, there is no dilutive effect for the year ended December 31, 2014.

(15) COMMITMENTS AND CONTINGENCIES

Leases - We lease our corporate and other office space. Total office operating lease payments during 2014 and 2013 totaled $215 thousand and $209 thousand, respectively. Total site lease payments for our Arctic Star project were $92 thousand. In addition, we have two capital equipment leases related to our Arctic Star project which began in 2014. Total capital lease payments during 2014 totaled $378 thousand. Future minimum rental payments required under all leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2014 are as follows (in thousands):

Year	Operating Leases	Capital Leases
2015	$326	$572
2016	295	173
2017	139	—
2018	—	—
Thereafter	—	—
Total	$760	$745

BWI Contingencies – As of December 31, 2014, we recognized a $800 thousand gain on contingency for the reversal of the BWI contingent liability which may have been payable upon the conclusion of certain performance events related to its weathered lagoon plant. Please See Note 2 – “BriteWater International, Inc.” for further discussion on BWI contingencies.

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

TPIC has filed a lawsuit against XPLOR in the 236th Judicial District Court, Tarrant County, Texas. The case is styled: Texas Petroleum Investment Company vs. XPLOR Energy SPV-1, Inc., Richard Cottle, Sarah Gasch, and John Hewitt. In the lawsuit, TPIC has asserted claims of fraud, fraudulent inducement, negligent misrepresentation, and indemnity related to its purchase of a production platform and associated assets from XPLOR. TPIC’s claims focus on alleged salt water system defects, related repairs to the facilities, and purported representations regarding the condition of the platform and associated assets. TPIC is seeking an unstated amount of alleged actual and exemplary damages as well as costs and fees. Although litigation is inherently uncertain, based upon the information known to date, we do not believe TPIC’s civil, contractual and fraud claims have merit. We intend to vigorously defend any assertions related to the above lawsuit. Accordingly, as of December 31, 2014, we did not record a contingency related to TPIC’s allegations. Based upon information known to date, the range of estimated loss if TPIC were to prevail on its claims is currently estimated not to exceed $2.5 million in damages, costs, and fees.

 Main Pass Environmental Investigations – In January 2013, we were notified by the Louisiana Department of Environmental Quality (“LDEQ”) of an investigation and potential penalty related to the TPIC allegations of improper salt water disposal at the Main Pass 35 field previously owned by our subsidiary XPLOR Energy SPV-1, Inc. and previously operated by our subsidiary, XPLOR Energy Operating Company.  The matter is styled: In the Matter of Xplor Energy Operating Company, Louisiana Division of Administrative Law Docket No. 2014-2388-EQ, Louisiana Department of Environmental Quality (“LDEQ”) Tracking No. WE-CN-12-01101. In October 2014, a telephone status conference was held with the LDEQ and the Administrative Law Judge (“ALJ”) handling this matter, and the Company held a subsequent meeting at the LDEQ offices during November 2014. Following these meetings, the parties agreed to pursue settlement discussions and are currently engaged in this process. At December 31, 2014, we have a $65 thousand contingency within liabilities of discontinued operations in our consolidated balance sheets related to these investigations.

In March 2013, we were advised that the U.S. Environmental Protection Agency (“EPA”) was undertaking a criminal investigation of the salt water disposal incident. In June 2014, we began discussions with the U. S. Attorney’s Office in New Orleans, Louisiana with regard to resolving any potential allegations against XPLOR. On September 15, 2014, the U.S. Attorney’s Office filed a Bill of Information with the U.S. District Court for the Eastern District of Louisiana (the “Court”) alleging that XPLOR knowingly violated The Federal Water Pollution Control Act (the “Clean Water Act”) at its Main Pass operations. Subject to the Court’s acceptance and to avoid the risks, uncertainties, costs and other burdens of litigation, we agreed with the U. S. Attorney’s Office to enter into a plea agreement reflecting a payment of $3.1 million in settlement of one felony count of a knowing violation of the Clean Water Act. At a hearing on November 19, 2014, Xplor pled guilty to that felony count pursuant to the plea agreement. The sentencing hearing in this matter is scheduled for March 4, 2015. Accordingly, at December 31, 2014, we have a $3.1 million contingency within liabilities of discontinued operations in our consolidated balance sheets related to these investigations.

Point Au Fer Lawsuit – During the second quarter 2013, we learned HKN, Inc. was named in a lawsuit filed in the 32nd Judicial District Court for the Parish of Terrebonne, Louisiana by Point Au Fer, L.L.C., and The Roman Catholic Church of the Archdiocese of New Orleans.  The case is styled: Point Au Fer, L.L.C., and The Roman Catholic Church of the  Archdiocese of New Orleans v. ExxonMobil Oil Corporation, et al, No. 169160. In the lawsuit, the plaintiffs have alleged that real property they own in Terrebonne Parish has been environmentally damaged as a result of oil and gas exploration activities of twenty different defendants.  The plaintiffs seek damages for testing and remediation of the property, property stigma, loss of use of land and lost profits, civil fruits for defendants trespass, land loss and subsidence, punitive or exemplary damages and attorney’s fees. Per Louisiana law, no actual dollar amount of damages has been alleged in the Petition. With specific regard to HKN, Inc., out of over one hundred wells identified in the Petition, HKN, Inc. only drilled one well, the MA Smythe Nelson #1, which was a dry hole. The MA Smythe Nelson #1 was drilled on June 2, 1980 and plugged and abandoned on July 12, 1980.  We have and intend to continue to vigorously defend any assertions related to the above lawsuit. Due to the inherent uncertainties of the lawsuit at this time, we cannot accurately predict the ultimate outcome of the matter. Accordingly, at December 31, 2014, we did not record a contingency related to this matter.

Point a la Hache Lawsuit – During the second quarter 2013, we learned XPLOR Energy Operating Company and XPLOR Energy SPV-1, Inc. were named in a lawsuit filed in the 25th Judicial District Court for the Parish of Plaquemines, Louisiana. The case is styled: Catherine P. Alford et al. v. BP America Production Company, et al., Docket No. 60-479. In the lawsuit, eight plaintiffs have sued 25 defendants, alleging that they own and/or use a certain 4,480 acres located in the Pointe a la Hache oil and gas field.  Plaintiffs further allege that the property has been contaminated or otherwise damaged by oil and gas exploration and production activities.  Per Louisiana law, no actual dollar amount of damages has been alleged in the Petition. On March 18, 2014, prior to the hearing on defendants’ exceptions, plaintiffs filed a motion to dismiss the lawsuit in its entirety. The court signed the order dismissing all claims against the defendants on March 27, 2014, and the case is now closed. Accordingly, at December 31, 2014, we did not record a contingency related to this matter.

SLFPA-E Litigation – Plaintiffs South Louisiana Flood Protection Authority—East (“SLFPA-E”) filed this lawsuit in Louisiana state court against over 90 oil and gas and pipeline companies.  Generally the lawsuit alleges that activities by defendants—primarily but not exclusively the dredging of canals—have made it more difficult for the SLFPA-E to protect the New Orleans metropolitan area from flooding.  The petition alleges that HKN, Inc. is "by virtue of [one or more of] mergers, acquisitions, name changes, etc., responsible for" the actions of Tejas Power Corporation, which is alleged to have obtained in the 1980s certain dredging permits and rights of way.  HKN, Inc. disputes that it is responsible for any actions of Tejas Power Corporation.  The public record appears to suggest that Tejas Power Corporation may have been a subsidiary of Harken Oil and Gas, Incorporated (a previous name of HKN, Inc.) for a few years in the 1980s and 1990s.  However, there appears to be nothing to indicate that HKN, Inc. would have liability for the actions of Tejas Power Corporation, which continued to exist after HKN, Inc. no longer had any interest in Tejas Power Corporation. Defendants removed the case to federal court and the plaintiff filed a motion to remand the case back to state court.  On June 27, 2014, the Judge issued an Order denying remand to state court. A status conference was held on August 6, 2014, and the Defendants filed a Joint Motion to Dismiss during September 2014.  Oral arguments with respect to this motion were held before the court on November 12, 2014.  On February 13, 2015, the court signed an order ruling in favor of the Defendants and dismissing all claims.  Accordingly, at December 31, 2014, we did not record a contingency related to this matter.

Louisiana Limited Scope Audit – In April 2012, we received notice from the State of Louisiana’s Department of Revenue that our discontinued oil and gas subsidiary, XPLOR Energy Operating Company, was the subject of a limited scope sales tax audit focused on the company’s on-site use and consumption of lease gas in connection with its lease, gathering and pipeline operations from January 1, 2006 through June 30, 2009. The Louisiana Department of Revenue issued a preliminary assessment, or “Notice of Proposed Tax Due,” preliminarily assessing sales tax of $194 thousand and related penalties and interest of $157 thousand, resulting in a total assessment of $351 thousand. In July 2012, we filed an audit protest with the Louisiana Department of Revenue challenging the preliminary assessment, as we do not agree with the legal basis of the assessment or the methodology in which the taxes were calculated and plan to vigorously defend our position. Due to the inherent uncertainties of the audit protest and preliminary assessment, we cannot accurately predict the ultimate outcome of the matter. Accordingly, at December 31, 2014, we did not record a contingency related to this matter. In the event of a negative outcome, the potential loss related to the audit and preliminary assessment is currently estimated not to exceed $351 thousand.

(16) OIL AND GAS DISCLOSURES (unaudited)

The following information is presented with regard to our proved oil and gas reserves.

Costs incurred in property acquisition, exploration and development activities (in thousands):

	Years Ended December 31,
	2014	2013
Domestic costs incurred:
Acquisition of properties
Proved	$—	$4
Unproved	—	—
Exploration	—	—
Development	276	1,359
Total domestic costs incurred	$276	$1,363

Capitalized Costs Relating to Oil and Gas Producing Activities (in thousands):

	Years Ended December 31,
	2014	2013
Capitalized costs:
Proved properties	$4,071	$4,124
Unproved properties	391	326
Total capitalized costs	4,462	4,450
Less accumulated depreciation and amortization	(1,064)	(691)
Less impairment provision	(1,688)	—
Net capitalized costs	$1,710	$3,759

Included in the capitalized costs of proved properties of $4.1 million are approximately $3.4 million in costs related to producing wells and related equipment and approximately $674 thousand in costs related to mineral interests in properties.

Results of Operations from Oil and Natural Gas Producing Activities

	Years Ended December 31,
	2014	2013
	(in thousands)

Oil and gas revenues	$988	$1,093
Less:
Oil and gas operating costs	218	209
Depreciation, amortization and accretion	411	479
Property impairments	1,688	—
Total oil and gas expenses	2,317	688
Results of operations from oil and gas producing activities	$(1,329)	$405

Oil and Gas Reserve Data - (Unaudited) - The following information is presented with regard to our proved oil and gas reserves. The reserve values and cash flow amounts reflected in the following reserve disclosures are based on a simple average of the first day of the month price for the period of January 1, 2014 to December 1, 2014, in accordance with ASC 932, Oil and Gas Reserve Estimation and Disclosure and the Securities and Exchange Commission’s Final Rule, Modernization of the Oil and Gas Reporting Requirements.

The following table presents our independent petroleum consultants’ estimates of our proved crude oil and natural gas reserves.

	(Unaudited)
	Total (1)
	Oil (Mbbls)	Gas (Mmcf)

Proved reserves:
As of December 31, 2012	17	29
Extensions and discoveries	187	247
Revisions	4	(2)
Production	(11)	(14)
As of December 31, 2013	197	260
Extensions and discoveries	9	14
Revisions	(65)	(20)
Production	(11)	(18)
Sales of reserves in place	(13)	(30)
As of December 31, 2014	117	206

Proved developed reserves at:
December 31, 2014	46	72
Proved undeveloped reserves at:
December 31, 2014	71	134

________________________________________________

(1)	All reserves were held within the United States for the years ended December 31, 2014 and 2013.

“Standardized measure” relates to the estimated discounted future net cash flows, as adjusted for our asset retirement obligations, and major components of that calculation relating to proved reserves at the end of the year in the aggregate and by geographic area, based on average prices, costs, and statutory tax rates and using a 10% annual discount rate. Prices at December 31, 2014 were based on a simple average of the first day of the month price for the period of January 1, 2014 to December 1, 2014 of $91.48 per barrel and $4.35 per mmbtu, as adjusted by basin for quality, transportation and regional price differentials.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

	Years Ended December 31,
	2014	2013
	(Unaudited, in thousands)

Future cash inflows	$11,341	$19,778
Future production costs	(2,874)	(5,181)
Future development costs	(1,902)	(5,205)
Future income tax expense	—	—
Future net cash flows	6,565	9,392
10% annual discount for estimated
timing of cash flows	(2,869)	(5,142)
Standardized measure of discounted future
net cash flows related to proved reserves (1)	$3,696	$4,250

__________________________________________________

(1)	Cash flows associated with asset retirement obligations are included in the Standardized Measure of Discounted Future Net Cash Flows.

	Years Ended December 31,
	2014	2013
	(Unaudited, in thousands)

Standardized measure - beginning of year	$4,250	$835
Sales of oil and gas, net	(770)	(884)
Net change in prices and production costs	(435)	(64)
Net change in future development costs	2,509	—
Extensions and discoveries	353	3,925
Revisions of previous quantity estimates	(2,155)	93
Previously estimated development costs incurred	269	—
Accretion of discount	425	83
Sale of reserves	(561)	—
Other	(189)	262
Standardized measure - end of year	$3,696	$4,250

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2014. This evaluation was based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was effective as of December 31, 2014.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information concerning our directors and executive officers:

Name	Age	Position Held with HKN

Michael M. Ameen, Jr.	90	Director (1)
Dr. J. William Petty	72	Director (1)
Alan G. Quasha	65	Chairman of the Board (1)
H. A. Smith	77	Director (1)
Mikel D. Faulkner	65	Director (1), Chief Executive Officer and President
Sarah B. Gasch	40	Executive Vice President and Chief Operating Officer
Kristina M. Humphries	32	Vice President and Chief Financial Officer
Christopher L. DeBerry	33	Vice President Business Development

_____________________________

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

H. A. Smith, Director since 1997 and Consultant to Schlumberger Inc., an oil field service company, since June 1991. Previously, Mr. Smith served as Vice President-Customer Relations for Smith International, Inc. Mr. Smith served as a director of Brigham Exploration Company, an independent oil and gas exploration and production company from 2002 to 2011, where he also served as a member of their Compensation Committee. Mr. Smith also serves as a director of Stallion Oilfield Services Ltd. and is currently a member of their Compensation Committee.

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

Sarah B. Gasch, Executive Vice President and Chief Operating Officer of HKN since October 1, 2014. Ms. Gasch served as Executive Vice President and Chief Financial Officer of HKN from February 2011 through September 2014. Prior to that, Ms. Gasch served as Controller and Corporate Secretary of HKN since 2009 and also served as HKN’s Chief Accounting Officer in 2006. Prior to joining HKN, Ms. Gasch served as Vice President and Chief Accounting Officer of GreenHunter Energy, Inc.

Kristina M. Humphries, a Certified Public Accountant and Vice President and Chief Financial Officer of HKN since October 1, 2014. Ms. Humphries previously served as Vice President and Chief Accounting Officer beginning June 2013 and as Corporate Secretary beginning in May 2013. Prior to that, Ms. Humphries served as the Treasurer and Assistant Secretary, beginning in 2012, as Controller and Technical Accounting Manager beginning in 2010 and Financial Reporting Analyst upon joining HKN in 2008. Prior to joining HKN, Ms. Humphries served as Senior Financial Accounting Analyst at Sabre Holdings, Inc.

Christopher L. DeBerry, Vice President Business Development of HKN since October 1, 2014. Mr. DeBerry has served in roles of increasing responsibility with our wholly-owned BWI subsidiary since 2009, including his most recent position of President where he was responsible for overseeing the design, construction and commissioning of BWI’s first commercial facility. Prior to joining BWI in 2009, Mr. DeBerry was an Operations Manager at Nabors Industries Ltd.

Audit Committee Financial Expert

The Audit Committee of our Board (the “Audit Committee”) is composed entirely of independent directors. Although our securities are no longer listed on the NYSE-MKT, we continue to determine the independence of directors under the NYSE-MKT listing standards. Our directors meet the independence, experience and other qualification requirements of the NYSE-MKT, the Securities and Exchange Act of 1934 and the rules and regulations of the SEC. During 2014, Dr. J. William Petty and Messrs. Ameen and Smith were members of HKN’s Audit Committee. The Chairman of the Audit Committee, Dr. J. William Petty, has been determined by our Board of Directors to be an “audit committee financial expert” as defined by the NYSE MKT rules and the SEC rules and regulations and “financially sophisticated” as required by the NYSE MKT listing standards.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires HKN’s directors and executive officers, and any persons who own more than ten percent of a registered class of HKN’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of HKN. Directors, executive officers and greater than ten percent stockholders are required by SEC regulations to furnish HKN with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms and written representations from certain reporting persons, HKN believes that all filing requirements applicable to its directors and executive officers have been complied with during 2014.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The 2014 Summary Compensation Table below sets forth certain information regarding NEO compensation during fiscal years 2014 and 2013. Tables for deferred compensation payments are not presented because HKN does not provide for such forms of compensation.

2014 Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus (1)	Option Awards (2)	All Other Compensation		Total
Mikel D. Faulkner	2014	$325,000	$85,500	$—	$35,882	(3)	$446,382
President and Chief Executive Officer	2013	$325,000	$16,000	$36,117	$35,859	(3)	$412,976

Sarah B. Gasch	2014	$291,000	$75,500	$—	$29,871	(4)	$396,371
Executive Vice President and Chief Operating Officer	2013	$270,000	$13,000	$18,058	$29,821	(4)	$330,879

Kristina M. Humphries	2014	$172,500	$36,000	$—	$20,871	(5)	$229,371
Vice President and Chief Financial Officer	2013	$153,750	$9,000	$—	$17,571	(5)	$180,321

Christopher L. DeBerry	2014	$240,000	$500	$—	$11,171	(6)	$251,671
Vice President of Business Development

(1)	The bonus amounts for 2014 include bonus awards for fiscal year 2013 (which were paid in 2014) as well as bonus awards of $500 paid to each officer. The bonus amounts for 2013 include additional bonus awards for fiscal year 2012 (which were paid in 2013) as well as bonus awards of $1,000 paid to each officer.
(2)	Represents the aggregate grant date fair value in accordance with Accounting Standards Codification 718, “Stock Compensation”. For a discussion of the assumptions made in the valuation of option awards, please refer to Note 11 – “BWI Stock Compensation” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for more information.
(3)	All other compensation for 2014 for Mikel D. Faulkner includes the values of personal use of a company car, club dues, life insurance premiums paid by HKN, HKN’s employer contributions for employee’s 401(k) and a Health Savings Account contribution.

All other compensation for 2013 for Mikel D. Faulkner includes the values of personal use of a company car, club dues, life insurance premiums paid by HKN, HKN’s employer contributions for employee’s 401(k) and a Health Savings Account contribution.

(4)	All other compensation for 2014 for Sarah B. Gasch includes the values of a car allowance, life insurance premiums paid by HKN, HKN’s employer contributions to employee’s 401(k), and a Health Savings Account contribution.

All other compensation for 2013 for Sarah B. Gasch includes the values of a car allowance, life insurance premiums paid by HKN, HKN’s employer contributions to employee’s 401(k), and a Health Savings Account contribution.

(5)	All other compensation for 2014 for Kristina M. Humphries includes the values of life insurance premiums paid by HKN, HKN’s employer contributions to employee’s 401(k), and a Health Savings Account contribution.

All other compensation for 2013 for Kristina M. Humphries includes the values of life insurance premiums paid by HKN and HKN’s employer contributions to employee’s 401(k).

(6)	All other compensation for 2014 for Christopher L. DeBerry includes the values of travel compensation, life insurance premiums paid by HKN, and a Health Savings Account contribution.

 The following table sets forth the detail of all outstanding equity awards under the BWI Stock Option Plan by named executive officer.

Outstanding Equity Awards at Fiscal Year-End
Named Executive Officer	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Mikel D. Faulkner	12,000	$14.50	2022
	4,000	$31.60	2023
Sarah B. Gasch	6,000	$14.50	2022
	2,000	$31.60	2023
Kristina M. Humphries	0	N/A	N/A
Christopher L. DeBerry	8,000	$14.50	2022
	4,000	$31.60	2023

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2014, Dr. J. William Petty and Messrs. Ameen and Smith were members of HKN’s Compensation Committee and participated in all deliberations concerning executive compensation. No executive officer of HKN served as a member of the Compensation Committee during 2014. None of the named Executive Officers serves or has served as a member of the board of directors or compensation committee of any other entity which has one or more executive officers serving on HKN’s Board of Directors or Compensation Committee.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. J. William Petty	$75,000	—	—	—	—	—	$75,000

Michael M. Ameen, Jr.	$75,000	—	—	—	—	—	$75,000

H. A. Smith	$75,000	—	—	—	—	—	$75,000

Alan G. Quasha	—	—	—	—	—	—	—

Mikel D. Faulkner (See 2014 Summary Compensation Table)	—	—	—	—	—	—	—

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

The analysis and review of directors’ compensation is the responsibility of our Compensation Committee and our Board of Directors. We currently do not have a Compensation Committee Charter but in undertaking this responsibility, our Compensation Committee may review compensation surveys of our industry, and may also engage consultants who provide supplemental data considered in establishing the directors’ compensation. No third party compensation consultants were used during the fiscal year 2014. The Compensation Committee also takes into consideration HKN’s financial results for the previous fiscal year, as compared with internal objectives and targets, the business climate during the year and our industry in general. After our Compensation Committee has reviewed the data, it formulates a recommendation for review by our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

OWNERSHIP OF COMMON STOCK

Security Ownership of Certain Beneficial Owners

As of February 28, 2015, HKN had 390,916 shares of common stock outstanding. As of that date, the only persons known by HKN to beneficially own five percent (5%) or more of the outstanding shares of common stock were:

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class

Common Stock	Everest Hill Group, Inc. Tropic Isle Building P.O. Box 3331 Road Town, Tortola British Virgin Islands, VG 1110	264,325	67.62%
Common Stock	First Eagle Investment Management, LLC 1345 Avenue of the Americas New York, NY 10105	24,806	6.35%

Security Ownership of Directors and Management

The following table sets forth information, as of February 28, 2015, regarding the number of shares of Common Stock beneficially owned by directors and executive officers that are named in the 2014 Summary Compensation Table, and all of HKN’s directors and named executive officers as a group. Each director and executive officer has sole voting and investment power with respect to the shares beneficially owned by him/her.

Name	Number of Shares Beneficially Owned		Percent of Class

Michael M. Ameen, Jr.	65		*
Mikel D. Faulkner	75		*
Dr. J. William Petty	81		*
Alan G. Quasha	0	(1)	*
H. A. Smith	33		*
Sarah B. Gasch	0		*
Kristina M. Humphries	0		*
Christopher L. DeBerry	0		*

All directors and named executive officers as a group (8 persons)	254		*

*	Less than 1%
(1)	Does not include 264,325 shares beneficially owned by Everest Hill Group, Inc. (“Everest Hill”). Mr. Alan Quasha is the brother of Wayne Quasha, who is deemed to be the beneficial owner of Everest Hill through the AQ, JQ and WQ Trusts but Mr. Alan Quasha disclaims any beneficial ownership of these shares.

 The following table sets forth the securities authorized for issuance under the BWI Stock Option Plan.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (#)	Weighted-Average Exercise Price of Outstanding Options ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (#)
Equity compensation plans approved by security holders	50,500	$22.80	49,500
Equity compensation plans not approved by security holders	0	N/A	0
Total	50,500	$22.80	49,500

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

As of February 28, 2015, our largest shareholder, Everest Hill, beneficially owned 67.62% of the combined voting power of our Common Stock. Everest Hill is in a position to exercise significant influence over the election of our Board of Directors and other matters.

RELATED PARTY TRANSACTIONS

There are currently no proposed transactions with related parties.

HKN owns approximately 35% of the outstanding ordinary shares of Global Energy Development PLC (“Global”). Our CEO, Mr. Mikel Faulkner, serves as Chairman of Global. In March 2013, we entered into a new loan agreement (the “Global 2013 Note”) with Global to refinance the outstanding $5 million Global Note Receivable and the $12 million Global Loan into one $17 million note. The Global 2013 Note extended the maturity date to June 15, 2015 and initially increased the interest rate from 12.5% to 12.75%. During September 2014, pursuant to provisions of the Global 2013 Note agreement, the interest rate charged was increased from 12.75% up to 13.5% due to Global’s nonconformity with performance conditions as of June 30, 2014. The new stated interest rate was to remain in effect until the maturity of the loan agreement. Beginning June 30, 2014, the Global 2013 Note was classified as a current asset because all quarterly payments on the Global 2013 Note had been received in accordance with the stated repayment terms, and we believed the remaining payments would also be made as scheduled.

In December 2014, Global announced it had completed the sale of its rights and obligations for its contract areas within the Llanos Basin. Global used a portion of the net sale proceeds to repay the Global 2013 Note. We received $7.5 million in outstanding principal, $225 thousand in prepayment penalty and $200 thousand in accrued interest. Additionally, we recognized $47 thousand of unamortized origination fees.

During the years ended December 31, 2014 and 2013, we received interest payments from Global of approximately $1.2 million and $2 million, respectively.

During 2013, we purchased an additional 105 thousand shares of Global for $171 thousand, increasing our ownership from 34.22% to 34.51%. During 2014, we purchased an additional 343 thousand shares of Global for approximately $422 thousand, increasing our ownership from 34.51% to 35.46%.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Hein & Associates LLP (“Hein”) served as HKN’s independent registered public accounting firm for the years ended December 31, 2014 and 2013.

The following table sets forth information concerning the fees billed by HKN’s independent registered public accountants during the last two fiscal years.

	2014	2013
Audit Fees	$103,321	$126,629
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Audit Fees include fees billed for the audit of the consolidated financial statements and quarterly reviews of unaudited financial statements.

The Audit Committee, or a designated member thereof, pre-approves audit and non-audit services rendered by its independent registered public accounting firm to HKN and its subsidiaries. If pre-approval authority is delegated, the delegate must report back to the Audit Committee at the first Audit Committee meeting following any approval. For the fiscal year 2014, 100% of all audit and non-audit services were pre-approved by the Audit Committee, which concluded that the provision of such services by HKN’s independent registered public accounting firm was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. All persons involved in the services performed by Hein during 2014 were permanent, full-time employees of Hein.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Annual Report:

	(1)	Financial Statements included in Part II of this Annual Report:
			Page
		HKN, Inc. and Subsidiaries
		-- Report of Independent Registered Public Accounting Firm	31
		-- Consolidated Balance Sheets -- December 31, 2014 and 2013	32
		-- Consolidated Statements of Operations for the two years ended December 31, 2014	33
		-- Consolidated Statements of Comprehensive Loss for the two years ended December 31, 2014	34
		-- Consolidated Statements of Stockholders’ Equity for the two years ended December 31, 2014	35
		-- Consolidated Statements of Cash Flows for the two years ended December 31, 2014	36
		-- Notes to Consolidated Financial Statements	37

	(2)	The information required by Schedule I is either provided in the related financial statements or in a note thereto, or is not applicable to HKN, Inc. The information required by all other Schedules is not applicable to HKN, Inc.

	(3)	Exhibits

3.1	Restated Certificate of Incorporation of Harken Energy Corporation (filed as Exhibit 3.1 to HKN's Form 10-K dated February 28, 2006, File No. 1-10262, and incorporated herein by reference).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Harken Energy Corporation dated June 4, 2007 (filed as Exhibit 3.2 to HKN's Form 10-Q dated August 7, 2007, File No. 1-10262, and incorporated by reference herein).

3.3	Certificate of Amendment to Restated Certificate of Incorporation of HKN, Inc. dated October 29, 2012 and effective October 30, 2012 (filed as Exhibit 99.2 to HKN’s current report on Form 8-K, dated October 31, 2012, File No. 1-10262, and incorporated by reference herein).

3.4	Amended and Restated Bylaws of HKN, Inc. (filed as Exhibit 3.1 to HKN’s current report on Form 8-K, dated May 1, 2013, File No. 1-10262, and incorporated by reference herein).

4.1	Form of certificate representing shares of HKN, Inc. common stock, par value $.01 per share (filed as Exhibit 4.1 to HKN’s Form 10-Q dated August 7, 2007, File No. 1-10262, and incorporated by reference herein).

*21	Subsidiaries of HKN, Inc.

*23.1	Consent of Moyes and Co. (Independent Reserve Engineers)

*24	Power of Attorney

*31.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (“S.O. Act”)

*31.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 302 of the S.O. Act

*32.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

*32.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

*99.1	Moyes & Co. Reserve report summary

*101.INS**	XBRL Instance

*101.SCH**	XBRL Taxonomy Extension Schema

*101.CAL**	XBRL Taxonomy Extension Calculation

*101.DEF**	XBRL Taxonomy Extension Definition

*101.LAB**	XBRL Taxonomy Extension Labels

*101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2015.

HKN, INC.

/s/ Kristina M. Humphries
By: Kristina M. Humphries, Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 3, 2015.

Signature	Title

/s/ Kristina M. Humphries	Vice President and Chief Financial Officer
Kristina M. Humphries	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mikel D. Faulkner	Director, Chief Executive Officer and President
Mikel D. Faulkner	(Principal Executive Officer)

/s/ Michael M. Ameen, Jr. *	Director
Michael M. Ameen, Jr.

Director
Alan G. Quasha

/s/ Dr. J. William Petty *	Director
Dr. J. William Petty

/s/ H. A. Smith *	Director
H. A. Smith

/s/ Kristina M. Humphries
* By: Kristina M. Humphries, Attorney in-fact

