Form 10-Q
period 2015-03-31
HKN, Inc.
filed 2015-05-13
CIK 313478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares of common stock, par value $0.01 per share, outstanding as of May 6, 2015 was 390,916.

HKN, INC.

INDEX TO QUARTERLY REPORT

March 31, 2015

HKN, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited, in thousands, except for share and per share amounts)

	March 31,	December 31,
	2015	2014

Assets

Current Assets:
Cash and cash equivalents	$11,062	$14,502
Accounts receivable	99	138
Prepaid expenses and other current assets	222	288
Total Current Assets	11,383	14,928

Oil and gas property, using the successful efforts method of accounting	2,856	2,774
Arctic Star plant	6,249	611
Construction in progress - Arctic Star plant	—	5,736
Weathered lagoon plant	79	79
Office equipment and other	352	356
Accumulated depreciation and depletion	(1,528)	(1,304)
Total Property and Equipment, net	8,008	8,252

Intangible assets, net	1,410	1,462
Investment in Global	7,509	9,979
Other assets	287	359
Total Assets	$28,597	$34,980

Liabilities and Stockholders' Equity

Current Liabilities:
Trade payables	$133	$329
Liabilities of discontinued operations	2,522	3,237
Notes payable - short term	—	48
Capital lease obligation - short term	449	441
Accrued liabilities and other	308	659
Total Current Liabilities	3,412	4,714

Asset retirement obligation	2	2
Notes payable - long term	—	15
Capital lease obligation - long term	65	163
Total Liabilities	3,479	4,894

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
Common stock, $0.01 par value; 2,000,000 shares authorized;
390,916 shares issued and outstanding	4	4
Additional paid-in capital	449,669	449,762
Accumulated deficit	(422,085)	(419,680)
Accumulated other comprehensive loss	(2,470)	—
Total Stockholders' Equity	25,118	30,086
Total Liabilities and Stockholders' Equity	$28,597	$34,980

The accompanying Notes to Consolidated Condensed Financial Statements are

an integral part of these Statements.

HKN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2015	2014

Revenues:
Oil and gas operations	$82	$138
Total revenues	82	138

Operating costs and expenses:
Oil and gas operating	42	36
Arctic Star plant operating	346	—
Selling, general and administrative	1,663	1,162
Depreciation, depletion and amortization	280	133
Total operating costs and expenses	2,331	1,331

Loss from operations	(2,249)	(1,193)

Other income and expenses:
Interest and other expenses	(46)	—
Interest and other income - related party	—	424
Interest and other income	4	42
Total other income (expense)	(42)	466

Loss from continuing operations	(2,291)	(727)
Loss from discontinued operations	(114)	(67)
Net loss	(2,405)	(794)
Accrual of dividends related to preferred stock	—	(4)
Net loss attributed to common stock	$(2,405)	$(798)
Loss per common share from continuing operations	$(5.86)	$(1.83)
Loss per common share from discontinued operations	(0.29)	(0.17)
Net loss per common share, basic and diluted	$(6.15)	$(2.00)
Weighted average common shares outstanding:
Basic and diluted	390,916	399,239

The accompanying Notes to Consolidated Condensed Financial Statements are

an integral part of these Statements.

4

HKN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014

Net loss	$(2,405)	$(794)

Foreign currency translation adjustments	(455)	93
Unrealized loss on investments	(2,015)	(4,552)
Other comprehensive loss	(2,470)	(4,459)
Comprehensive loss	$(4,875)	$(5,253)

The accompanying Notes to Consolidated Condensed Financial Statements

are an integral part of these Statements.

HKN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(2,405)	$(794)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion and amortization	280	133
Stock-based compensation expense (benefit)	(92)	53
Loss on sale of assets	3	—
Amortization of note receivable - related party transaction fee	—	(42)
Change in operating assets and liabilities:
Accounts receivable and accounts receivable - related party	41	33
Prepaid assets and other	61	(68)
Trade payables and other	(88)	(628)
Net cash used in operating activities - continuing operations	(2,200)	(1,313)
Net cash provided by (used in) operating activities - discontinued operations	(715)	29
Net cash used in operating activities	(2,915)	(1,284)

Cash flows from investing activities:
Capital expenditures	(372)	(2,293)
Net proceeds from sales of assets	1	—
Repayment of note receivable - related party	—	1,500
Change in restricted cash	—	(50)
Net cash used in investing activities	(371)	(843)

Cash flows from financing activities:
Principal payments on note payable obligations	(63)	—
Principal payments on capital lease obligations	(91)	—
Purchase of treasury stock	—	(319)
Net cash used in financing activities	(154)	(319)

Net decrease in cash and cash equivalents	(3,440)	(2,446)
Cash and cash equivalents at beginning of period	14,502	14,302
Cash and cash equivalents at end of period	$11,062	$11,856

Supplemental cash disclosures:
Cash paid for interest	$44	$—

The accompanying Notes to Consolidated Condensed Financial Statements

are an integral part of these Statements.

HKN, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2015 and 2014

(unaudited)

(1)         BASIS OF PRESENTATION

Our accompanying consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to prevent the information presented from being misleading. In our opinion, these consolidated condensed financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2015 and December 31, 2014, the results of our operations for the three months ended March 31, 2015 and 2014 and changes in our cash flows for the three months ended March 31, 2015 and 2014. The December 31, 2014 consolidated condensed balance sheet information is derived from audited financial statements. All adjustments represent normal recurring items. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. Certain prior year amounts have been reclassified to conform to the 2015 presentation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

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

Accumulated Other Comprehensive Income – Comprehensive income includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Changes in our accumulated other comprehensive income during the period are as follows (in thousands):

	Accumulated Other Comprehensive Income as of December 31, 2014	Current Period Unrealized Loss	Accumulated Other Comprehensive Loss as of March 31, 2015

Investment in Global	$—	$(2,015)	$(2,015)
Foreign Currency Translation Adjustments	—	(455)	(455)
	$—	$(2,470)	$(2,470)

Fair Value of Financial Instruments – Financial instruments are stated at fair value as determined in good faith by management. Factors considered in valuing individual investments include, without limitation, available market prices, reported net asset values, marketability, restrictions on disposition, current financial position and operating results, and other pertinent information. See Note 5 – “Fair Value Measurements” for more information.

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

Property and Equipment – We recorded depreciation expense related to other property and equipment of $21 thousand and $19 thousand for the three months ended March 31, 2015 and 2014, respectively. Depreciation, depletion and amortization expense for oil and gas producing properties and related equipment was $47 thousand and $63 thousand for the three months ended March 31, 2015 and 2014, respectively. During January 2015, the Arctic Star plant was fully commissioned and subject to depreciation. We recorded depreciation expense of $161 thousand related to the Arctic Star plant for the three months ended March 31, 2015. Of this depreciation expense, $36 thousand was related to capital lease assets for the three months ended March 31, 2015.

Capital Leases – During the second quarter 2014, we leased equipment for the Arctic Star plant under two separate capital leases which each have two year minimum lease terms. These leases include options to renew and/or purchase the leased property. At March 31, 2015, total assets acquired under capital leases was $844 thousand, net of accumulated amortization of $122 thousand, and was included in the Arctic Star plant in our consolidated condensed balance sheets.

At March 31, 2015, the total capital lease obligation was $514 thousand, of which $449 thousand was classified as a short-term liability and $65 thousand was classified as a long-term liability in our consolidated condensed balance sheets. Capital lease interest expense was $42 thousand for the three months ended March 31, 2015.

Intangible Assets – Our intangible assets consist of patents acquired in connection with our investment in BriteWater International, Inc. (“BWI”). Our patents were valued at $2.6 million on their acquisition date and are amortized on a straight-line basis over a period of 6-21 years, based on their respective contractual lives. Accumulated amortization in the amount of $1.2 million has been recorded on these patents to date. We have recorded amortization expense related to these patents of $51 thousand for both the three months ended March 31, 2015 and 2014. Patent annuity fees and legal fees related to the maintenance of our existing patents are expensed as incurred and recorded within selling, general and administrative expenses in our consolidated condensed statements of operations.

Investment in Global – Our policy is to review our investment in Global semi-annually or more often if any indicators of impairment become known. We continuously monitor macroeconomic indicators and track Global’s stock price volatility for any downward trends in the market. We also review public financial information including Global’s issued financial statements and investor presentations, as well as financial analysts’ reviews and recommendations for any indicators of an other than temporary impairment in our carrying value. We also assess internally our ability and intent to hold our investment in Global should the fair value drop below our cost. Any resulting other than temporary impairment would be immediately recognized in earnings. We did not recognize any other than temporary impairment for the three months ended March 31, 2015. See Note 4 – “Investment in Global” for further discussion.

Other Assets – At March 31, 2015, other assets included $217 thousand in prepaid drilling costs related to the drilling and completion of wells held by HKN Bakken, Inc. (“HBI”), $20 thousand in deposits related to the Arctic Star site lease and facility and restricted cash of $50 thousand for a Letter of Credit required for the Arctic Star plant site lease.

Accrued Liabilities and Other – At March 31, 2015, accrued liabilities and other included approximately $161 thousand in accrued capital, operating and property tax costs related to the Arctic Star plant and approximately $64 thousand in accrued capital and operating costs related to the oil and gas properties.

Notes Payable – We had notes payable of $63 thousand at December 31, 2014 as a result of the purchase of a generator and insurance premiums for the Arctic Star plant, both of which were financed. The note payable for the generator has a two year term at zero percent interest. The note payable related to the insurance premiums has a ten month term and bears interest at approximately 2.4% of the initial note amount. Both notes were repaid in full during the first quarter 2015. Interest expense on the insurance premiums note was negligible for the three months ended March 31, 2015.

Asset Retirement Obligations – We recognize the present value of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Our asset retirement obligation is a non-recurring Level 3 fair value measurement and was $2 thousand at March 31, 2015 and December 31, 2014. Changes to the liability during the three months ended March 31, 2015 were negligible.

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

We are also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from its estimates as a cumulative adjustment in the period of revision. Stock compensation is recorded only for those awards that are expected to vest. No forfeiture rate was applied during the three months ended March 31, 2015, as no further forfeitures were expected. However, in the first quarter 2015, a total of 18 thousand shares were forfeited and stock compensation expense of $130 thousand was reversed for those shares.

Total stock-based compensation recognized within selling, general and administrative expenses in the Company’s consolidated condensed statements of operations for the three months ended March 31, 2015 was a benefit of $92 thousand, as a result of the forfeitures during the first quarter 2015, and an expense of $53 thousand for the three months ended March 31, 2014.

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

BWI’s wholly-owned subsidiary, Arctic Star Alaska, Inc. (“Arctic Star”), has a 1,000 barrel per day oilfield waste processing plant located in Deadhorse, Alaska. Although the Arctic Star plant was commissioned and ready for use in the first quarter 2015, the plant is currently not economic due to a low availability of feedstock and the recent steep decline in oil prices. As a result, in March 2015 the plant was idled. Although management will continue to monitor marketing conditions, it is currently unknown how long the plant will remain idle due to continued uncertainty in long-term crude pricing as well as oilfield drilling and development activities near the plant.

BWI also has a completed purpose-built plant which was designed to break emulsions found in weathered lagoon pits. We have determined that as a result of current oil pricing and the age of the plant, it is not likely we will be able to deploy and operate the BWI weathered lagoon plant for its intended purpose in the near future.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. As a result, these BWI assets were impaired at of December 31, 2014. No additional impairment was recognized on these BWI assets during the three months ended March 31, 2015.

(3)         HKN BAKKEN, INC.

HBI holds non-operated working and royalty interests in properties strategically located in the Bakken and Niobrara shale oil plays. We invested in these assets because we believe they may present near-term growth potential and align well with our long term investment goals. Due to the impact of decreased oil prices on the ultimate economics of wells in these plays, we assess each drilling opportunity on a case-by-case basis and only elect to participate in wells that we expect to meet our return thresholds based upon our estimates of ultimate recoverable crude oil and natural gas, expertise of the operator and completed well cost from each project, as well as other factors. As a result, we plan to participate on a discretionary basis during 2015 and anticipate we will participate in fewer wells than past years.

(4)         INVESTMENT IN GLOBAL

Our non-current available for sale investment consists of our ownership of approximately 35% of Global’s outstanding ordinary shares. At March 31, 2015 and December 31, 2014, our investment in Global was equal to the market value of Global’s ordinary shares as follows (in thousands, except for closing price and exchange rate amounts):

	March 31, 2015	December 31, 2014

Shares of Global Stock Held by HKN	12,805	12,805

Closing Price of Global Stock	£0.40	£0.50

Foreign Currency Exchange Rate	1.4846	1.5586

Market Value of Investment in Global	$7,509	$9,979

The foreign currency translation adjustment of approximately $455 thousand and the unrealized loss on investment of $2 million for the changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the three months ended March 31, 2015.

As of March 31, 2015, we had a cumulative unrealized loss position on our investment in Global of $2.5 million. Therefore, we assessed the decline in market value to determine whether it was considered a temporary or other than temporary impairment. After reviewing Global’s published annual report and considering our intent and ability to hold the investment, we determined the impairment to be temporary as of March 31, 2015. However, we will continue to evaluate whether this investment is impaired in each subsequent reporting period until either the investment experiences a recovery of fair value up to its cost or the decline is considered to be an other than temporary impairment loss. The following table shows the gross unrealized losses and fair values for investments in an unrealized loss position, deemed to be temporary, and the length of time they have been in the position as of March 31, 2015 (in thousands):

	March 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale securities:
Investment in Global	$7,509	$(2,470)	$—	$—	$7,509	$(2,470)
Total	$7,509	$(2,470)	$—	$—	$7,509	$(2,470)

No unrealized loss position existed at December 31, 2014 due the recognition of an impairment loss of $937 thousand in December 2014.

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
  Level 3 – Valuation inputs are unobservable and significant to the fair value measurement.

The following tables present recurring financial assets which are carried at fair value as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Level 1	Level 2	Level 3

Investment in Global (1)	$7,509	$—	$—

	December 31, 2014
	Level 1	Level 2	Level 3

Investment in Global (1)	$9,979	$—	$—

____________________________________________________

(1)	Global’s ordinary shares are publicly traded on the Alternative Investment Market (“AIM”), a market operated by the London Stock Exchange, with quoted prices in active markets. Accordingly, the fair value measurements of these securities have been classified as Level 1.

(6)         DISCONTINUED OPERATIONS

As a result of the sales of our Gulf Coast oil and gas properties and the abandonment of our coalbed methane projects during 2011, all related activities are included as discontinued operations on the consolidated condensed balance sheets and consolidated condensed statements of operations for all periods presented.

Current assets at March 31, 2015 and December 31, 2014 include assets of discontinued operations of $158 thousand, for accounts receivable related to the 2011 sale of our Gulf Coast oil and gas properties, which is fully reserved.

The carrying amounts of the major classes of liabilities for our discontinued oil and gas operations are summarized below (in thousands):

	March 31,	December 31,
	2015	2014

Current Liabilities:

Trade payables	$2	$3
Revenues and royalties payable	18	18
Accrued commitments and contingencies	2,390	3,165
Accrued liabilities and other	112	51
Total Current Liabilities	2,522	3,237
Total Liabilities of Discontinued Operations	$2,522	$3,237

Accrued Commitments and Contingencies at March 31, 2015, consist of a $2.3 million commitment, which is net of the first installment payment of $775 thousand, and a $65 thousand contingency related to the Main Pass Environmental Investigations. Our Accrued Liabilities and Other at March 31, 2015 consist of legal fees related to the XPLOR Energy Litigation and Main Pass Environmental Investigations. See Note 10 – “Commitments and Contingencies” for additional information.

Cash used by discontinued operations during the three months ended March 31, 2015 is mainly related to making the first installment payment related to the Main Pass Environmental Investigations commitment and legal costs resulting from litigation related to the sale of the oil and gas properties net of any related insurance recoveries. Upon resolution of the XPLOR Energy litigation and regulatory matters, no significant activities are expected related to these discontinued operations.

There were no revenues or disposal-related losses on the sale of our Gulf Coast oil and gas properties recognized during the three months ended March 31, 2015 and 2014. We had losses from discontinued operations of $114 thousand and $67 thousand for the three months ended March 31, 2015 and 2014, respectively, primarily related to legal costs we continue to incur for litigation and regulatory matters related to the oil and gas properties we sold in 2011.

(7)         SEGMENT INFORMATION

We currently have one reportable segment consisting of our investment in BWI which owns a patented oilfield emulsion breaking technology. This is a continuous process technology that can purify oilfield emulsions by breaking and separating the emulsions into oil, water and solids, thereby reducing the environmental impact and disposal costs of these waste materials while recovering valuable oil. See Note 2 – “BriteWater International, Inc.” for further discussion.

We have included activity of our parent company, HKN, in our disclosure to reconcile to our consolidated operating loss and total assets. HKN includes our investment in Global, our non-operated working interests in properties held by HBI, mineral interests held in Texas, performance of general corporate activities such as corporate reporting and governance, financing, management and growth of current operations and the evaluation of new investment opportunities. Our accounting policies for each of our operating segments are the same as those for our consolidated condensed financial statements. Intersegment interest income and intersegment expenses between our parent company and BWI have been eliminated in consolidation. There were no material intersegment sales or transfers for the periods presented.

Our financial information, expressed in thousands, for each of our operating segments for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31, 2015

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$82	$—	$—	$82
Oil and gas operating expenses	(42)	—	—	(42)
Arctic Star plant operating expenses	—	(346)	—	(346)
Selling, general and administrative expenses	(1,653)	(10)	—	(1,663)
Depreciation, depletion and amortization	(63)	(217)	—	(280)
Interest and other expenses	(1)	(198)	153	(46)
Interest and other income - related parties	153	—	(153)	—
Interest and other income	4	—	—	4
Segment loss from continuing operations	$(1,520)	$(771)	$—	$(2,291)
Capital Expenditures	$81	$291	$—	$372
Total Assets	$32,741	$7,679	$(11,823)	$28,597

	Three Months Ended March 31, 2014

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$138	$—	$—	$138
Oil and gas operating expenses	(36)	—	—	(36)
Selling, general and administrative expenses	(937)	(225)	—	(1,162)
Depreciation, depletion and amortization	(77)	(56)	—	(133)
Interest and other expenses	—	(68)	68	—
Interest and other income - related parties	492	—	(68)	424
Interest and other income	42	—	—	42
Segment loss from continuing operations	$(378)	$(349)	$—	$(727)
Capital Expenditures	$45	$2,248	$—	$2,293
Total Assets	$45,756	$19,538	$(4,174)	$61,120

(8)         STOCKHOLDERS’ EQUITY

Common Stock – No changes in the number of common shares held occurred during the three months ended March 31, 2015. There were 390,916 shares issued and outstanding as of March 31, 2015 and December 31, 2014.

Treasury Stock – At March 31, 2015 and December 31, 2014, we held no shares of treasury stock. In January 2013, we announced that our Board of Directors authorized the cancellation of our amended September 2005 stock repurchase plan and authorized a new stock repurchase program which allows us to buy back up to 45 thousand shares of our common stock. During the three months ended March 31, 2015, we did not repurchase any shares of our common stock. As of March 31, 2015, 582 shares remained available for repurchase under our repurchase program.

Additional Paid in Capital – Additional paid in capital decreased by approximately $93 thousand during the three month period ended March 31, 2015 primarily due to a benefit recorded related to the BWI stock option forfeitures during the period.

(9)         EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Net Loss Attributed to Common Stock	Weighted- Average Shares	Per Share Loss	Net Loss Attributed to Common Stock		Weighted- Average Shares		Per Share Loss
Basic EPS:
Loss from continuing operations	$(2,291)		$(5.86)	$(731	) (1)			$(1.83)
Loss from discontinued operations	(114)		(0.29)	(67)				(0.17)
Net loss attributed to common stock	$(2,405)	391	$(6.15)	$(798)		399		$(2.00)
Effect of dilutive securities
Preferred stock	—	—	—	—		—	(2)	—
Diluted loss per share	$(2,405)	391	$(6.15)	$(798)		399		$(2.00)

__________________________

(1)	Includes accrual of dividends, net of the gain on dividends paid with common shares, related to preferred stock of $4 thousand for the three months ended March 31, 2014.
(2)	Includes 11 shares of our common stock related to our Series G1 and Series G2 preferred stock for the three months ended March 31, 2014. These shares were issuable upon their conversion in the period presented and were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive. In December 2014, we repurchased all outstanding shares of our Series G1 and Series G2 preferred stock. As a result, there is no dilutive effect for the three months ended March 31, 2015.

(10)        COMMITMENTS AND CONTINGENCIES

XPLOR Energy Litigation – Pursuant to a PSA dated as of November 17, 2011 between our subsidiary XPLOR and Texas Petroleum Investment Company (“TPIC”), XPLOR sold to TPIC its oil and gas production assets and related operations at its Main Pass 35 field.  The closing of the transaction occurred on November 17, 2011 but was effective as of October 1, 2011.  On November 21, 2011, TPIC informed XPLOR that they had discovered defects in the salt water disposal system at Main Pass resulting in a salt water spill in the Gulf of Mexico, which had been reported to regulatory authorities.

TPIC has filed a lawsuit against XPLOR in the 236th Judicial District Court, Tarrant County, Texas. The case is styled: Texas Petroleum Investment Company vs. XPLOR Energy SPV-1, Inc., Richard Cottle, Sarah Gasch, and John Hewitt. In the lawsuit, TPIC has asserted claims of fraud, fraudulent inducement, negligent misrepresentation, and indemnity related to its purchase of a production platform and associated assets from XPLOR. TPIC’s claims focus on alleged salt water system defects, related repairs to the facilities, and purported representations regarding the condition of the platform and associated assets. TPIC is seeking an unstated amount of alleged actual and exemplary damages as well as costs and fees. We intend to vigorously defend any assertions related to the above lawsuit. Accordingly, as of March 31, 2015, we did not record a contingency related to TPIC’s allegations. Based upon information known to date, the range of estimated loss if TPIC were to prevail on its claims is currently estimated not to exceed $2.5 million in damages, costs, and fees.

Main Pass Environmental Investigations – In January 2013, we were notified by the Louisiana Department of Environmental Quality (“LDEQ”) of an investigation and potential penalty related to the TPIC allegations of improper salt water disposal at the Main Pass 35 field previously owned by our subsidiary XPLOR Energy SPV-1, Inc. and previously operated by our subsidiary, XPLOR Energy Operating Company.  The matter is styled: In the Matter of Xplor Energy Operating Company, Louisiana Division of Administrative Law Docket No. 2014-2388-EQ, Louisiana Department of Environmental Quality (“LDEQ”) Tracking No. WE-CN-12-01101. In October 2014, a telephone status conference was held with the LDEQ and the Administrative Law Judge (“ALJ”) handling this matter, and the Company held a subsequent meeting at the LDEQ offices during November 2014. Following these meetings, the parties agreed to pursue settlement discussions and are currently engaged in this process. At March 31, 2014, we have a $65 thousand contingency within liabilities of discontinued operations in our consolidated condensed balance sheets related to these investigations.

In connection with the previously disclosed violations of the Federal Water Pollution Control Act by our discontinued XPLOR subsidiary, on March 4, 2015, the U.S. District Court for the Eastern District of Louisiana accepted XPLOR’s plea agreement entered into in 2014 with the U.S. Attorney’s office in New Orleans, Louisiana.  During the quarter ended March 31, 2015, XPLOR paid an aggregate of $775 thousand in penalties pursuant to the plea agreement.  At March 31, 2015, we have a remaining $2.3 million commitment within liabilities of discontinued operations in our consolidated condensed balance sheets for the remaining outstanding balance of the penalty owed by XPLOR, to be paid in quarterly installments through December 2015.

Point Au Fer Lawsuit – During the second quarter 2013, we learned HKN, Inc. was named in a lawsuit filed in the 32nd Judicial District Court for the Parish of Terrebonne, Louisiana by Point Au Fer, L.L.C., and The Roman Catholic Church of the Archdiocese of New Orleans.  The case is styled: Point Au Fer, L.L.C., and The Roman Catholic Church of the Archdiocese of New Orleans v. ExxonMobil Oil Corporation, et al, No. 169160. In the lawsuit, the plaintiffs have alleged that real property they own in Terrebonne Parish has been environmentally damaged as a result of oil and gas exploration activities of twenty different defendants.  The plaintiffs seek damages for testing and remediation of the property, property stigma, loss of use of land and lost profits, civil fruits for defendants trespass, land loss and subsidence, punitive or exemplary damages and attorney’s fees. Per Louisiana law, no actual dollar amount of damages has been alleged in the Petition. With specific regard to HKN, Inc., out of over one hundred wells identified in the Petition, HKN, Inc. only drilled one well, the MA Smythe Nelson #1, which was a dry hole. The MA Smythe Nelson #1 was drilled on June 2, 1980 and plugged and abandoned on July 12, 1980.  We have and intend to continue to vigorously defend any assertions related to the above lawsuit. Due to the inherent uncertainties of the lawsuit at this time, we cannot accurately predict the ultimate outcome of the matter. Accordingly, at March 31, 2015, we did not record a contingency related to this matter.

SLFPA-E Litigation – Plaintiff South Louisiana Flood Protection Authority—East (“SLFPA-E”) filed this lawsuit in Louisiana state court against over 90 oil and gas and pipeline companies.  Generally the lawsuit alleges that activities by defendants—primarily but not exclusively the dredging of canals—have made it more difficult for the SLFPA-E to protect the New Orleans metropolitan area from flooding.  The petition alleges that HKN, Inc. is "by virtue of [one or more of] mergers, acquisitions, name changes, etc., responsible for" the actions of Tejas Power Corporation, which is alleged to have obtained in the 1980s certain dredging permits and rights of way.  HKN, Inc. disputes that it is responsible for any actions of Tejas Power Corporation.  The public record appears to suggest that Tejas Power Corporation may have been a subsidiary of Harken Oil and Gas, Incorporated (a previous name of HKN, Inc.) for a few years in the 1980s and 1990s.  However, there appears to be nothing to indicate that HKN, Inc. would have liability for the actions of Tejas Power Corporation, which continued to exist after HKN, Inc. no longer had any interest in Tejas Power Corporation. Defendants removed the case to federal court and the plaintiff filed a motion to remand the case back to state court.  On June 27, 2014, the Judge issued an Order denying remand to state court. A status conference was held on August 6, 2014, and the Defendants filed a Joint Motion to Dismiss during September 2014.  Oral arguments with respect to this motion were held before the court on November 12, 2014.  On February 13, 2015, the court signed an order ruling in favor of the Defendants and dismissing all claims.  The court ruled that the SLFPA-E’s lawsuit failed to state a viable claim against the Defendants primarily because: (a) the statutes upon which SLFPA-E based its claims (the Rivers and Harbors Act, the Clean Water Act, and the Coastal Zone Management Act) did not create a duty on behalf of the Defendants for the protection or benefit of the SLFPA-E; and (b) the SLFPA-E was not a third party beneficiary to the federal permits received by the Defendants.  On February 24, 2015, SLFPA-E filed an appeal of the lower court’s ruling.  The appeal is now pending before the United States 5th Circuit Court of Appeals.  SLFPA-E’s appeal brief is due on May 20, 2015, and the Defendants’ briefs will be due 30 days from the date on which SLFPA-E files its brief.  Accordingly, at March 31, 2015, we did not record a contingency related to this matter.

Louisiana Limited Scope Audit – In April 2012, we received notice from the State of Louisiana’s Department of Revenue that our discontinued oil and gas subsidiary, XPLOR Energy Operating Company, was the subject of a limited scope sales tax audit focused on the company’s on-site use and consumption of lease gas in connection with its lease, gathering and pipeline operations from January 1, 2006 through June 30, 2009. The Louisiana Department of Revenue issued a preliminary assessment, or “Notice of Proposed Tax Due,” preliminarily assessing sales tax of $194 thousand and related penalties and interest of $160 thousand, resulting in a total assessment of $354 thousand. In July 2012, we filed an audit protest with the Louisiana Department of Revenue challenging the preliminary assessment, as we do not agree with the legal basis of the assessment or the methodology in which the taxes were calculated and plan to vigorously defend our position. Due to the inherent uncertainties of the audit protest and preliminary assessment, we cannot accurately predict the ultimate outcome of the matter. Accordingly, at March 31, 2015, we did not record a contingency related to this matter. In the event of a negative outcome, the potential loss related to the audit and preliminary assessment is currently estimated not to exceed $354 thousand.

(11)        RELATED PARTY TRANSACTIONS

We continue to hold ordinary shares Global, which is a related party. Our CEO, Mikel Faulkner, serves as Chairman of Global. See Note 4 – “Investment in Global” for additional information. We had no additional related party transactions during the three months ended March 31, 2015.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our business and the results of our operations. It should be read in conjunction with the consolidated condensed financial statements and the related notes that appear elsewhere in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2014. Certain statements made in our discussion may be forward-looking. Forward-looking statements involve risks and uncertainties and a number of factors could cause actual results or outcomes to differ materially from our expectations. Unless the context requires otherwise, when we refer to “we,” “us” and “our,” we are describing HKN, Inc. and its consolidated subsidiaries on a consolidated basis.

BUSINESS OVERVIEW

Our business strategy is focused on the development of a well-balanced portfolio of assets in the energy industry. Currently, the majority of the value of our assets is derived from our investment in publicly-traded ordinary shares of Global Energy Development PLC (“Global”) and our wholly-owned subsidiaries, BriteWater International, Inc. (“BWI”), HKN Bakken, Inc. (“HBI”) and HTH, Inc. (“HTH”). Our objective in 2015 is to preserve the value of our portfolio of assets during this period of low commodity pricing through:

•	Pursuing opportunities to invest in or acquire distressed assets or companies in the energy industry which we believe are undervalued,
•	Providing management expertise and/or additional capital to third parties to generate fees and/or interest income to offset fixed overhead costs,
•	Identifying, developing, operating and marketing applications for the BWI emulsion-breaking technology within an economic environment and
•	Aggressively pursuing reductions in our discretionary capital expenditures and selling, general and administrative costs.

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

BWI’s wholly-owned subsidiary, Arctic Star Alaska, Inc. (“Arctic Star”), has a 1,000 barrel per day oilfield waste processing plant located in Deadhorse, Alaska. Although the Arctic Star plant was commissioned and ready for use in the first quarter 2015, the plant is currently not economic due to a low availability of feedstock and the recent steep decline in oil prices. As a result, in March 2015 the plant was idled. Although management will continue to monitor marketing conditions, it is currently unknown how long the plant will remain idle due to continued uncertainty in long-term crude pricing as well as oilfield drilling and development activities near the plant.

BWI also has a completed purpose-built plant which was designed to break emulsions found in weathered lagoon pits. We have determined that as a result of current oil pricing and the age of the plant, it is not likely we will be able to deploy and operate the BWI weathered lagoon plant for its intended purpose in the near future.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. As a result, these BWI assets were impaired at of December 31, 2014. No additional impairment was recognized on these BWI assets during the three months ended March 31, 2015.

Domestic Energy Investments – HKN Bakken, Inc. and HTH, Inc.

HBI

HBI currently holds non-operated oil and gas leases and mineral interests in properties strategically located in the Bakken and Niobrara shale oil plays. Due to the impact of decreased oil prices on the ultimate economics of wells in these plays, we assess each drilling opportunity on a case-by-case basis and participate in wells that we expect to meet our return thresholds based upon our estimates of ultimate recoverable crude oil and natural gas, expertise of the operator and completed well cost from each project, as well as other factors. As a result, we plan to participate on a discretionary basis during 2015 and anticipate we will participate in fewer wells than past years.

HTH

We hold rights to acreage in the Permian Basin of Texas related to certain properties which were not conveyed during sales and merger activities of former subsidiaries which were subsequently discontinued or sold. We leased mineral interests for properties in Reeves County, Texas and Pecos County, Texas for development by third parties. As of March 31, 2015, we held royalty interests in two producing wells in Reeves County through these leases.

Colombian Energy Investment – Global Energy Development PLC

At March 31, 2015, we held an investment in Global through our ownership of approximately 35% of Global’s ordinary shares. Global is a petroleum exploration and production company focused on Latin America. Global’s shares are traded on the Alternative Investment Market (“AIM”), a market operated by the London Stock Exchange. Although Global’s share price decreased during the first quarter 2015, we intend to hold our shares of Global until we believe the market price more accurately reflects the value of its asset base.

Ordinary Shares - We account for our ownership of Global shares as an available for sale investment. At March 31, 2015 and December 31, 2014, our investment in Global was equal to the market value of Global’s ordinary shares as follows (in thousands, except for closing price and exchange rate amounts):

	March 31, 2015	December 31, 2014

Shares of Global Stock Held by HKN	12,805	12,805

Closing Price of Global Stock	£0.40	£0.50

Foreign Currency Exchange Rate	1.4846	1.5586

Market Value of Investment in Global	$7,509	$9,979

The foreign currency translation adjustment of approximately $455 thousand and the unrealized loss on investment of $2 million for the changes in market value between the two periods were recorded to other comprehensive income in stockholders’ equity during the three months ended March 31, 2015.

RECENT DEVELOPMENTS

Throughout the first three months of 2015, management evaluated the current and projected economic and marketing conditions related to the operation of the Arctic Star plant. Due to limited availability of feedstock and the steep decline in oil prices, management decided to idle the plant until market conditions improve or a more economic location for the plant is identified. The process of placing the Arctic Star plant in cold storage began late in the first quarter and was completed in April 2015.

Investment in BWI

Arctic Star, BWI’s initial project to commercialize its emulsions-breaking technology, completed the commissioning of the 1,000 barrel per day oilfield waste processing plant located in Deadhorse, Alaska in January 2015.

Although the Arctic Star plant was ready for use in the first quarter 2015, the plant is currently not economic due to limited availability of feedstock and the steep decline in oil prices. As a result, in March 2015 the plant was idled. Although management will continue to monitor marketing conditions, it is currently unknown how long the plant will remain idle due to continued uncertainty in long-term crude pricing as well as oilfield drilling and development activities near the plant.

Investment in Global

As of March 31, 2015, we had a cumulative unrealized loss position on our investment in Global. Therefore, we assessed the decline in market value to determine whether it was considered a temporary or other than temporary impairment. After reviewing Global’s published annual report and considering our intent and ability to hold the investment, we determined the impairment to be temporary as of March 31, 2015. However, we will continue to evaluate whether this investment is impaired in each subsequent reporting period until either the investment experiences a recovery of fair value up to its cost or the decline is considered to be an other than temporary impairment loss.

Investment in Domestic Energy

HBI

We may choose to strategically invest in HBI, on a non-operated basis, in all phases of the oil and gas business, including participation in the drilling, completion, operation and maintenance of oil and gas wells. During the three months ended March 31, 2015, we had capital expenditures of $79 thousand, of which $68 thousand related to delayed operator billings for two Bakken wells. As of March 31, 2015, we held both mineral and working interests in 89 gross producing Bakken wells and 11 gross producing Niobrara wells.

HTH

We hold rights to acreage in the Permian Basin of Texas related to certain properties which were not conveyed during sales and merger activities of former subsidiaries which were subsequently discontinued or sold. We leased mineral interests for properties in Reeves County, Texas and Pecos County, Texas for development by third parties. As of March 31, 2015, we held royalty interests in two producing wells in Reeves County through these leases.

Other Matters

Share Repurchases

During the three months ended March 31, 2015 we did not repurchase any shares of our common stock.

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

As of March 31, 2015, we had a cumulative unrealized loss position on our investment in Global of $2.5 million. Therefore, we assessed the decline in market value to determine whether it was considered a temporary or other than temporary impairment. After reviewing Global’s published annual report and considering our intent and ability to hold the investment, we determined the impairment to be temporary as of March 31, 2015. However, we will continue to evaluate whether this investment is impaired in each subsequent reporting period until either the investment experiences a recovery of fair value up to its cost or the decline is considered to be an other than temporary impairment loss. We have not recognized any impairment losses for the three months ended March 31, 2015.

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

RESULTS OF OPERATIONS

The following is our discussion and analysis of significant components of our operations which have affected our operating results and balance sheet during the three months ended March 31, 2015 and 2014 included in the accompanying consolidated condensed financial statements.

Results of Continuing Operations for the Three Months Ended March 31, 2015 Compared to March 31, 2014

Our loss from continuing operations increased approximately $1.6 million from $727 thousand in the first quarter 2014 to $2.3 million in the first quarter 2015. The increase was primarily due to decreased interest income from our related party notes receivable, increased Arctic Star operating expenses, increased general and administrative costs and increased depreciation expenses.

Revenues and Operating Expenses

Oil and gas revenues decreased by $56 thousand from $138 thousand in the first quarter 2014 to $82 thousand in the first quarter 2015. The decrease was due to lower oil and gas prices, partially offset by increased oil and gas volumes. Assuming current levels or continued declines in oil pricing and the resulting anticipated reduction in drilling activity, future revenues from HBI and HTH are expected to decrease as less production from new wells is added to offset the decline rates of existing wells.

Oil revenues decreased $36 thousand to $70 thousand and comprised 85% of our total revenues for the three months ended March 31, 2015. Of this decrease, $85 thousand was related to decreased pricing, partially offset by an increase of $49 thousand as a result of increased volumes. We realized a 55% decrease in oil prices received, decreasing from an average of $78.52 per barrel in the first quarter 2014 to $35.50 per barrel in the first quarter 2015. Oil production for the first quarter 2015 increased slightly from the first quarter 2014 to approximately 2 thousand barrels. Production increases resulted from additional production from 29 new Bakken wells and from mineral interests in two wells held by HTH partially offset by the sale of four producing Bakken wells in April 2014 and natural declines. Our non-operated Bakken properties represented 81% of our oil production for the first quarter 2015.

Gas revenues decreased $20 thousand to $12 thousand and comprised 15% of our total revenues for the three months ended March 31, 2015. Of this decrease, $25 thousand was related to decreased pricing, partially offset by an increase of $5 thousand as a result of increased volumes. We realized a 67% decrease in gas prices received, decreasing from an average of $9.22 per mcf in the first quarter 2014 to $3.03 per mcf in the first quarter 2015. This average price is higher than the published Henry Hub pricing mainly as a result of natural gas produced in the Bakken formation having a higher dollar value than other natural gas production areas due to its higher wet gas content. Production increases resulted from additional production from 29 new Bakken wells partially offset by the sale of four producing Bakken wells in April 2014 and natural declines. Our non-operated properties located in the Bakken represented approximately 68% of our gas production for the first quarter 2015.

Oil and gas operating expenses increased $6 thousand to $42 thousand for the three months ended March 31, 2015, as a result of expenses related to well repairs and a net increase of 27 wells compared to the 2014 period. Oil and gas operating expenses are expected to remain flat or increase only slightly with the anticipated reduction in the drilling of new wells.

With the commissioning of the Arctic Star plant complete in the first quarter 2015, the plant was ready to begin processing. As a result, costs related to preparing the plant for operations were no longer capitalized and we began to recognize plant operating expenses. Arctic Star plant operating expenses were $346 thousand for the first quarter 2015 and primarily related to staffing and utilities costs as the plant was readied for cold storage.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately 43% from $1.2 million for the first quarter 2014 to $1.7 million for the first quarter 2015 primarily due to increased personnel costs related to one-time severance and termination payments resulting from cost cutting measures. In addition, general and administrative costs related to the Arctic Star plant are no longer capitalized in the current year due to the plant being fully commissioned in January 2015. We anticipate that our selling, general and administrative expenses will decrease in future periods as a result of the approximately 33% reduction in the number of employees and as we continue to monitor and minimize our controllable costs.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased approximately 111% from $133 thousand for the first quarter 2014 to $280 thousand for the first quarter 2015. This increase is primarily due to beginning depreciation of the Arctic Star plant upon its final commissioning in January 2015, partially offset by a lower depletion rate on oil and gas properties related to the lower cost basis resulting from the December 2014 impairment. Current year depreciation and amortization expenses are anticipated to be higher than the prior year period as depreciation on the Arctic Star plant continues.

Interest and Other Expenses

Interest and other expenses were $46 thousand for the first quarter 2015, which includes $43 thousand in interest expenses, primarily related to the Arctic Star tank and rig mat capital leases which began in the second quarter 2014, and the loss on sales of assets of $3 thousand.

Interest and Other Income

Interest and other income decreased approximately 99% from $466 thousand in the first quarter 2014 to $4 thousand in the first quarter 2015, primarily as a result of the early payoff of the Global 2013 Note in December 2014.

Loss from Discontinued Operations

Our loss from discontinued operations increased from $67 thousand in the first quarter 2014 to $114 thousand in the first quarter 2015. This is primarily a result of legal costs we continue to incur for litigation and regulatory matters related to the oil and gas properties we sold in 2011.

LIQUIDITY AND CAPITAL STRUCTURE

Financial Condition

	March 31,	December 31,
(Thousands of dollars)	2015	2014

Current ratio	3.34 to 1	3.17 to 1

Working capital (1)	$7,971	$10,214

Total debt (2)	$—	$63

Total cash less debt	$11,062	$14,439

Total stockholders' equity	$25,118	$30,086

Total liabilities to equity	0.14 to 1	0.16 to 1

(1)	Working capital is the difference between current assets and current liabilities.
(2)	Excludes capital lease obligations.

Cash on hand was primarily generated from proceeds from our oil and gas property divestitures and the rights offering to our stockholders, both of which occurred during 2011. These proceeds have been used to develop our BWI and HBI assets as well as to support our Global investment. The decrease in our working capital as of March 31, 2015 as compared to December 31, 2014 is primarily due to a $3.4 million reduction in cash balances and a $105 thousand decrease in accounts receivable, prepaid expenses and other current assets, partially offset by a $547 thousand reduction in accounts payable and accrued liabilities, a $715 thousand decrease in accrued liabilities related to our discontinued operations, resulting from the first installment payment being made on the Main Pass Environmental Investigations commitment, and a $40 thousand decrease in current notes payable and capital lease obligations.

We anticipate our cash balance on hand will adequately fund our 2015 operating cash flow. We also anticipate that we will have access to other capital resources, if needed, to fund our planned capital expenditures and other investing activities. We may continue to deploy cash to acquire or invest in other energy-related businesses either solely or with a financial partner, to acquire securities, or for discretionary capital expenditures.

Significant Ownership of our Stock

As of March 31, 2015, Everest Hill Group, Inc. (“Everest Hill”) beneficially owned approximately 68% of the combined voting power of our outstanding common stock. This entity is beneficially owned by Wayne Quasha through the AQ, JQ and WQ Trusts. Mr. Alan Quasha, Chairman of the Board of Directors of HKN, is the brother of Wayne Quasha, who is deemed the beneficial owner of Everest Hill, but Mr. Alan Quasha disclaims any beneficial ownership of these shares. Everest Hill is in a position to exercise significant influence over the election of our Board of Directors and other matters.

Cash Flows

Net cash used by operating activities during the three months ended March 31, 2015 was $2.9 million, as compared to $1.3 million in the prior year period. Net cash used by continuing operations increased from $1.3 million to $2.2 million. This increase was primarily a result of a $1.6 million increase in cash adjusted losses primarily due to increased operating costs and a reduction in interest income, offset by an approximate $677 thousand decrease in cash used for operating capital. Cash from discontinued operations decreased from cash provided of $29 thousand in the prior year period to cash used of $715 thousand in the first three months of 2015. This increase is a result of the first installment payment being made on the Main Pass Environmental Investigations commitment.

Net cash used by investing activities during the three months ended March 31, 2015 was $371 thousand, as compared to $843 thousand in the prior year period. Cash used by investing activities for the first three months of 2015 is primarily comprised of $291 thousand in capital expenditures for BWI and $79 thousand in capital expenditures for HBI. Cash used by investing activities during the first three months of 2014 was primarily the result of $2.2 million in capital expenditures for BWI and $33 thousand for HBI, offset by $1.5 million in repayments on the Global 2013 Note.

Net cash used by financing activities during the three months ended March 31, 2015 was $154 thousand, as compared to $319 thousand in the prior year period. Cash used by financing activities for the first three months of 2015 is primarily comprised of principal payments on the notes payable and capital lease obligations. Cash used by financing activities during the first three months of 2014 was related to the repurchase of approximately 4 thousand of our outstanding common shares.

Obligations, Contingencies and Commitments

XPLOR Energy Litigation – Pursuant to a PSA dated as of November 17, 2011 between our subsidiary XPLOR and Texas Petroleum Investment Company (“TPIC”), XPLOR sold to TPIC its oil and gas production assets and related operations at its Main Pass 35 field.  The closing of the transaction occurred on November 17, 2011 but was effective as of October 1, 2011.  On November 21, 2011, TPIC informed XPLOR that they had discovered defects in the salt water disposal system at Main Pass resulting in a salt water spill in the Gulf of Mexico, which had been reported to regulatory authorities.

TPIC has filed a lawsuit against XPLOR in the 236th Judicial District Court, Tarrant County, Texas. The case is styled: Texas Petroleum Investment Company vs. XPLOR Energy SPV-1, Inc., Richard Cottle, Sarah Gasch, and John Hewitt. In the lawsuit, TPIC has asserted claims of fraud, fraudulent inducement, negligent misrepresentation, and indemnity related to its purchase of a production platform and associated assets from XPLOR. TPIC’s claims focus on alleged salt water system defects, related repairs to the facilities, and purported representations regarding the condition of the platform and associated assets. TPIC is seeking an unstated amount of alleged actual and exemplary damages as well as costs and fees. We intend to vigorously defend any assertions related to the above lawsuit. Accordingly, as of March 31, 2015, we did not record a contingency related to TPIC’s allegations. Based upon information known to date, the range of estimated loss if TPIC were to prevail on its claims is currently estimated not to exceed $2.5 million in damages, costs, and fees.

Main Pass Environmental Investigations – In January 2013, we were notified by the Louisiana Department of Environmental Quality (“LDEQ”) of an investigation and potential penalty related to the TPIC allegations of improper salt water disposal at the Main Pass 35 field previously owned by our subsidiary XPLOR Energy SPV-1, Inc. and previously operated by our subsidiary, XPLOR Energy Operating Company.  The matter is styled: In the Matter of Xplor Energy Operating Company, Louisiana Division of Administrative Law Docket No. 2014-2388-EQ, Louisiana Department of Environmental Quality (“LDEQ”) Tracking No. WE-CN-12-01101. In October 2014, a telephone status conference was held with the LDEQ and the Administrative Law Judge (“ALJ”) handling this matter, and the Company held a subsequent meeting at the LDEQ offices during November 2014. Following these meetings, the parties agreed to pursue settlement discussions and are currently engaged in this process. At March 31, 2015, we have a $65 thousand contingency within liabilities of discontinued operations in our consolidated condensed balance sheets related to these investigations.

In connection with the previously disclosed violations of the Federal Water Pollution Control Act by our discontinued XPLOR subsidiary, on March 4, 2015, the U.S. District Court for the Eastern District of Louisiana accepted XPLOR’s plea agreement entered into in 2014 with the U.S. Attorney’s office in New Orleans, Louisiana.  During the quarter ended March 31, 2015, XPLOR paid an aggregate of $775 thousand in penalties pursuant to the plea agreement.  At March 31, 2015, we have a remaining $2.3 million commitment within liabilities of discontinued operations in our consolidated condensed balance sheets for the remaining outstanding balance of the penalty owed by XPLOR, to be paid in quarterly installments through December 2015.

Point Au Fer Lawsuit – During the second quarter 2013, we learned HKN, Inc. was named in a lawsuit filed in the 32nd Judicial District Court for the Parish of Terrebonne, Louisiana by Point Au Fer, L.L.C., and The Roman Catholic Church of the Archdiocese of New Orleans.  The case is styled: Point Au Fer, L.L.C., and The Roman Catholic Church of the  Archdiocese of New Orleans v. ExxonMobil Oil Corporation, et al, No. 169160. In the lawsuit, the plaintiffs have alleged that real property they own in Terrebonne Parish has been environmentally damaged as a result of oil and gas exploration activities of twenty different defendants.  The plaintiffs seek damages for testing and remediation of the property, property stigma, loss of use of land and lost profits, civil fruits for defendants trespass, land loss and subsidence, punitive or exemplary damages and attorney’s fees. Per Louisiana law, no actual dollar amount of damages has been alleged in the Petition. With specific regard to HKN, Inc., out of over one hundred wells identified in the Petition, HKN, Inc. only drilled one well, the MA Smythe Nelson #1, which was a dry hole. The MA Smythe Nelson #1 was drilled on June 2, 1980 and plugged and abandoned on July 12, 1980.  We have and intend to continue to vigorously defend any assertions related to the above lawsuit. Due to the inherent uncertainties of the lawsuit at this time, we cannot accurately predict the ultimate outcome of the matter. Accordingly, at March 31, 2015, we did not record a contingency related to this matter.

SLFPA-E Litigation – Plaintiff South Louisiana Flood Protection Authority—East (“SLFPA-E”) filed this lawsuit in Louisiana state court against over 90 oil and gas and pipeline companies.  Generally the lawsuit alleges that activities by defendants—primarily but not exclusively the dredging of canals—have made it more difficult for the SLFPA-E to protect the New Orleans metropolitan area from flooding.  The petition alleges that HKN, Inc. is "by virtue of [one or more of] mergers, acquisitions, name changes, etc., responsible for" the actions of Tejas Power Corporation, which is alleged to have obtained in the 1980s certain dredging permits and rights of way.  HKN, Inc. disputes that it is responsible for any actions of Tejas Power Corporation.  The public record appears to suggest that Tejas Power Corporation may have been a subsidiary of Harken Oil and Gas, Incorporated (a previous name of HKN, Inc.) for a few years in the 1980s and 1990s.  However, there appears to be nothing to indicate that HKN, Inc. would have liability for the actions of Tejas Power Corporation, which continued to exist after HKN, Inc. no longer had any interest in Tejas Power Corporation. Defendants removed the case to federal court and the plaintiff filed a motion to remand the case back to state court.  On June 27, 2014, the Judge issued an Order denying remand to state court. A status conference was held on August 6, 2014, and the Defendants filed a Joint Motion to Dismiss during September 2014.  Oral arguments with respect to this motion were held before the court on November 12, 2014.  On February 13, 2015, the court signed an order ruling in favor of the Defendants and dismissing all claims.  The court ruled that the SLFPA-E’s lawsuit failed to state a viable claim against the Defendants primarily because: (a) the statutes upon which SLFPA-E based its claims (the Rivers and Harbors Act, the Clean Water Act, and the Coastal Zone Management Act) did not create a duty on behalf of the Defendants for the protection or benefit of the SLFPA-E; and (b) the SLFPA-E was not a third party beneficiary to the federal permits received by the Defendants.  On February 24, 2015, SLFPA-E filed an appeal of the lower court’s ruling.  The appeal is now pending before the United States 5th Circuit Court of Appeals.  SLFPA-E’s appeal brief is due on May 20, 2015, and the Defendants’ briefs will be due 30 days from the date on which SLFPA-E files its brief.  Accordingly, at March 31, 2015, we did not record a contingency related to this matter.

Louisiana Limited Scope Audit – In April 2012, we received notice from the State of Louisiana’s Department of Revenue that our discontinued oil and gas subsidiary, XPLOR Energy Operating Company, was the subject of a limited scope sales tax audit focused on the company’s on-site use and consumption of lease gas in connection with its lease, gathering and pipeline operations from January 1, 2006 through June 30, 2009. The Louisiana Department of Revenue issued a preliminary assessment, or “Notice of Proposed Tax Due,” preliminarily assessing sales tax of $194 thousand and related penalties and interest of $160 thousand, resulting in a total assessment of $354 thousand. In July 2012, we filed an audit protest with the Louisiana Department of Revenue challenging the preliminary assessment, as we do not agree with the legal basis of the assessment or the methodology in which the taxes were calculated and plan to vigorously defend our position. Due to the inherent uncertainties of the audit protest and preliminary assessment, we cannot accurately predict the ultimate outcome of the matter. Accordingly, at March 31, 2015, we did not record a contingency related to this matter. In the event of a negative outcome, the potential loss related to the audit and preliminary assessment is currently estimated not to exceed $354 thousand.

Off-Balance Sheet Arrangements - As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2015, we were not involved in any unconsolidated SPE transactions and we have no off-balance sheet arrangements.

Treasury Stock – At March 31, 2015 and December 31, 2014, we held no shares of treasury stock. In January 2013, we announced that our Board of Directors authorized the cancellation of our September 2005 stock repurchase plan and authorized a new stock repurchase program which allows us to buy back up to 45 thousand shares of our common stock. During the three months ended March 31, 2015, we did not repurchase any shares of our common stock. As of March 31, 2015, approximately 582 shares remained available for repurchase under our repurchase program.

Adequacy of Capital Sources and Liquidity

We believe that we will have the ability to provide for our operational needs, commitments, estimated contingencies, discretionary capital expenditures and any possible investments through projected operating cash flow and cash on hand. Our operating cash flow has been adversely affected by current energy pricing which has resulted in the idling of the Arctic Star plant for BWI and lower than anticipated return on our HBI oil and gas assets. To address this challenge, we continue to minimize our controllable costs until BWI begins revenue generation and plan to reduce HBI capital expenditures. We also continue to seek operating assets which will generate cash from operations. Should projected operating cash flow not materialize, we may reduce future investments, provide management consulting services for fees, and/or consider the issuance of debt, equity and convertible debt instruments, if needed, for utilization in new energy-based investment opportunities. All of our HBI and BWI capital expenditures, purchases of Global stock and treasury stock repurchases are purely discretionary and may be curtailed or delayed at any time. We may also reduce our ownership interest in any of our investments through strategic sales.

Our debt outstanding at March 31, 2015 consists of two capital lease obligations for a total of $514 thousand. Both of the capital leases carry a minimum two year lease period and include options to renew and/or purchase the leased property. If we seek to raise other equity or debt financing to fund capital expenditures or other acquisition and development opportunities, those transactions may be affected by the market value of our common stock. If the price of our common stock declines, our ability to utilize our stock either directly or indirectly through convertible instruments for raising capital could be negatively affected. Further, raising additional funds by issuing common stock or other types of equity securities could dilute our existing stockholders, and dilution could be substantial if the price of our common stock decreases. Any securities we issue may have rights, preferences and privileges that are senior to our existing equity securities. Borrowing money may also involve pledging some or all of our assets.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)        The following table provides information about purchases by us during the three months ended March 31, 2015, of our common stock.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

January 1, 2015 through January 31, 2015	—	$—	—	582
February 1, 2015 through February 28, 2015	—	$—	—	582
March 1, 2015 through March 31, 2015	—	$—	—	582
Total	—	$—	—	582

Item 6. Exhibits

EXHIBIT INDEX

Exhibit

*31.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (“S.O. Act”)

*31.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 302 of the S.O. Act

*32.1	Certificate of the Chief Executive Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

*32.2	Certificate of the Chief Financial Officer of HKN, Inc. pursuant to section 906 of the S.O. Act

*101.INS**	XBRL Instance

*101.SCH**	XBRL Taxonomy Extension Schema

*101.CAL**	XBRL Taxonomy Extension Calculation

*101.DEF**	XBRL Taxonomy Extension Definition

*101.LAB**	XBRL Taxonomy Extension Labels

*101.PRE**	XBRL Taxonomy Extension Presentation

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

HKN, Inc.
(Registrant)

Date: May 13, 2015	By: /s/ Kristina M. Humphries
Kristina M. Humphries
Vice President and Chief Financial Officer

