Form 10-Q
period 2015-06-30
HKN, Inc.
filed 2015-08-12
CIK 313478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares of common stock, par value $0.01 per share, outstanding as of August 5, 2015 was 390,916.

HKN, INC.

INDEX TO QUARTERLY REPORT

June 30, 2015

  HKN, INC.

  CONSOLIDATED CONDENSED BALANCE SHEETS

  (Unaudited, in thousands, except for share and per share amounts)

	June 30,	December 31,
	2015	2014

Assets

Current Assets:
Cash and cash equivalents	$8,934	$14,502
Accounts receivable	117	138
Accounts receivable - related party	26	—
Prepaid expenses and other current assets	251	288
Total Current Assets	9,328	14,928

Oil and gas property, using the successful efforts method of accounting	2,955	2,774
Arctic Star plant	6,163	611
Construction in progress - Arctic Star plant	—	5,736
Weathered lagoon plant	79	79
Office equipment and other	283	356
Accumulated depreciation and depletion	(1,718)	(1,304)
Total Property and Equipment, net	7,762	8,252

Intangible assets, net	1,363	1,462
Investment in Global	6,947	9,979
Other assets	163	359
Total Assets	$25,563	$34,980

Liabilities and Stockholders' Equity

Current Liabilities:
Trade payables	$60	$329
Liabilities of discontinued operations	1,717	3,237
Notes payable - short term	—	48
Capital lease obligation - short term	218	441
Accrued liabilities and other	192	659
Total Current Liabilities	2,187	4,714

Asset retirement obligation	2	2
Notes payable - long term	—	15
Capital lease obligation - long term	—	163
Total Liabilities	2,189	4,894

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
Common stock, $0.01 par value; 2,000,000 shares authorized;
390,916 shares issued and outstanding	4	4
Additional paid-in capital	449,703	449,762
Accumulated deficit	(423,301)	(419,680)
Accumulated other comprehensive loss	(3,032)	—
Total Stockholders' Equity	23,374	30,086
Total Liabilities and Stockholders' Equity	$25,563	$34,980

The accompanying Notes to Consolidated Condensed Financial Statements are

an integral part of these Statements.

HKN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues:
Oil and gas operations	$130	$317	$212	$455
Total revenues	130	317	212	455

Operating costs and expenses:
Oil and gas operating	38	76	80	112
Arctic Star plant operating	175	—	521	—
Selling, general and administrative	830	827	2,493	1,989
Depreciation, depletion and amortization	264	194	544	327
Total operating costs and expenses	1,307	1,097	3,638	2,428

Loss from operations	(1,177)	(780)	(3,426)	(1,973)

Other income and expenses:
Interest and other expenses	(24)	(63)	(67)	(63)
Interest and other income - related party	—	372	—	796
Interest and other income	8	50	9	92
Total other income (expense)	(16)	359	(58)	825

Loss from continuing operations	(1,193)	(421)	(3,484)	(1,148)
Gain on disposal of discontinued operations	—	41	—	41
Income (loss) from discontinued operations	(23)	81	(137)	14
Net loss	(1,216)	(299)	(3,621)	(1,093)
Accrual of dividends related to preferred stock	—	(4)	—	(8)
Payment of preferred stock dividends	—	8	—	8
Net loss attributed to common stock	$(1,216)	$(295)	$(3,621)	$(1,093)
Loss per common share from continuing operations	$(3.05)	$(1.06)	$(8.91)	$(2.90)
Income (loss) per common share from discontinued operations	(0.06)	0.31	(0.35)	0.14
Net loss per common share, basic and diluted	$(3.11)	$(0.75)	$(9.26)	$(2.76)
Weighted average common shares outstanding:
Basic and diluted	390,916	393,039	390,916	396,122

The accompanying Notes to Consolidated Condensed Financial Statements are

an integral part of these Statements.

HKN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net loss	$(1,216)	$(299)	$(3,621)	$(1,093)

Foreign currency translation adjustments	423	422	(32)	515
Unrealized gain (loss) on investments	(985)	1,495	(3,000)	(3,057)
Other comprehensive income (loss)	(562)	1,917	(3,032)	(2,542)
Comprehensive income (loss)	$(1,778)	$1,618	$(6,653)	$(3,635)

The accompanying Notes to Consolidated Condensed Financial Statements

are an integral part of these Statements.

HKN, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(3,621)	$(1,093)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion and amortization	544	327
Stock-based compensation expense (benefit)	(59)	106
Gain on disposal of discontinued operations	—	(41)
Gain on sale of assets	(1)	(47)
Amortization of note receivable - related party transaction fee	—	(79)
Other	5	—
Change in operating assets and liabilities:
Accounts receivable and accounts receivable - related party	(5)	17
Prepaid assets and other	23	(157)
Trade payables and other	(242)	(1,243)
Net cash used in operating activities - continuing operations	(3,356)	(2,210)
Net cash used in operating activities - discontinued operations	(1,520)	(43)
Net cash used in operating activities	(4,876)	(2,253)

Cash flows from investing activities:
Capital expenditures	(507)	(5,102)
Purchase of Global shares	—	(422)
Net proceeds from sales of assets	44	271
Repayment of note receivable - related party	—	3,000
Change in restricted cash	—	(50)
Net cash used in investing activities	(463)	(2,303)

Cash flows from financing activities:
Principal payments on note payable obligations	(63)	—
Principal payments on capital lease obligations	(166)	(67)
Purchase of treasury stock	—	(847)
Net cash used in financing activities	(229)	(914)

Net decrease in cash and cash equivalents	(5,568)	(5,470)
Cash and cash equivalents at beginning of period	14,502	14,302
Cash and cash equivalents at end of period	$8,934	$8,832

Supplemental cash disclosures:
Cash paid for interest	$69	$48
Noncash financing activities:
Equipment acquired through capital lease obligations	$—	$844

The accompanying Notes to Consolidated Condensed Financial Statements

are an integral part of these Statements.

HKN, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2015 and 2014

(unaudited)

(1)         BASIS OF PRESENTATION

Our accompanying consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to prevent the information presented from being misleading. In our opinion, these consolidated condensed financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2015 and December 31, 2014, the results of our operations for the three and six months ended June 30, 2015 and 2014 and changes in our cash flows for the six months ended June 30, 2015 and 2014. The December 31, 2014 consolidated condensed balance sheet information is derived from audited financial statements. All adjustments represent normal recurring items. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. Certain prior year amounts have been reclassified to conform to the 2015 presentation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation – The consolidated condensed financial statements include the accounts of all companies that we, through our direct or indirect ownership or shareholding, were provided the ability to control their operating policies and procedures. All significant intercompany balances and transactions have been eliminated.

As a result of the sales of our Gulf Coast oil and gas properties during 2011, any remaining Gulf Coast oil and gas activities are included as discontinued operations on the consolidated condensed balance sheets, consolidated condensed statements of operations and consolidated condensed statements of cash flows for all periods presented.

Accumulated Other Comprehensive Income – Comprehensive income includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Changes in our accumulated other comprehensive income during the period are as follows (in thousands):

	Accumulated Other Comprehensive Income as of December 31, 2014	Current Period Unrealized Loss	Accumulated Other Comprehensive Loss as of June 30, 2015

Investment in Global	$—	$(3,000)	$(3,000)
Foreign Currency Translation Adjustments	—	(32)	(32)
	$—	$(3,032)	$(3,032)

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

We carry our financial instruments, which include cash, restricted cash and our common stock investment in Global at their estimated fair values. Our investment in ordinary shares of Global has been designated as available for sale rather than a trading security. The associated unrealized gains and losses on our available for sale investment are recorded to other comprehensive income (loss) until realized and reclassified into earnings using specific identification. The fair value of our investment in the ordinary shares of Global is based on prices quoted in an active market. Our investment in Global is classified as a non-current asset in our accompanying consolidated condensed balance sheets.

Translation of Non-U.S. Currency Amounts – Our investment in Global is subject to foreign currency exchange rate risk as Global’s ordinary shares are denominated in British pounds sterling. Translation adjustments are recorded to other comprehensive income (loss) until realized through sale or impairment and reclassified into earnings.

Property and Equipment – We recorded depreciation expense related to other property and equipment of $19 thousand and $21 thousand for the three months and $40 thousand for both the six months ended June 30, 2015 and 2014, respectively. Depreciation, depletion and amortization expense for oil and gas producing properties and related equipment was $42 thousand and $121 thousand for the three months and $89 thousand and $184 thousand for the six months ended June 30, 2015 and 2014, respectively. During January 2015, the Arctic Star plant was fully commissioned and subject to depreciation. We recorded depreciation expense of $156 thousand related to the Arctic Star plant for the three months and $316 thousand for the six months ended June 30, 2015. Of this depreciation expense, assets under capital lease at June 30, 2015 accounted for $32 thousand for the three months and $65 thousand for the six months ended June 30, 2015.

Capital Leases – During the second quarter 2014, we leased equipment for the Arctic Star plant under two separate capital leases which each have two year minimum lease terms. These leases include options to renew and/or purchase the leased property. During May 2015, we purchased rig mats which were previously capital lease assets for $103 thousand and reversed the corresponding capital lease obligation of $220 thousand, with the offset reducing the asset carrying value of the rig mats. At June 30, 2015, total assets acquired under capital lease was $490 thousand, net of accumulated amortization of $151 thousand, and was included in the Arctic Star plant in our consolidated condensed balance sheets.

At June 30, 2015, the total capital lease obligation was $218 thousand, all of which was classified as a short-term liability in our consolidated condensed balance sheets. Capital lease interest expense was $24 thousand and $63 thousand for the three months and $66 thousand and $63 thousand for the six months ended June 30, 2015 and 2014, respectively.

Intangible Assets – Our intangible assets consist of patents acquired in connection with our investment in BriteWater International, Inc. (“BWI”). Our patents were valued at $2.6 million on their acquisition date and are amortized on a straight-line basis over a period of 6-21 years, based on their respective contractual lives. Accumulated amortization in the amount of $1.2 million has been recorded on these patents to date. We have recorded amortization expense related to these patents of $47 thousand and $52 thousand for the three months and $99 thousand and $103 thousand for the six months ended June 30, 2015 and 2014. Patent annuity fees and legal fees related to the maintenance of our existing patents are expensed as incurred and recorded within selling, general and administrative expenses in our consolidated condensed statements of operations.

Investment in Global – Our policy is to review our investment in Global semi-annually or more often if any indicators of impairment become known. We continuously monitor macroeconomic indicators and track Global’s stock price volatility for any downward trends in the market. We also review public financial information including Global’s issued financial statements and investor presentations, as well as financial analysts’ reviews and recommendations for any indicators of an other-than-temporary impairment in our carrying value. We also assess internally our ability and intent to hold our investment in Global should the fair value drop below our cost. Any resulting other-than-temporary impairment would be immediately recognized in earnings. We did not recognize any other-than-temporary impairment for the six months ended June 30, 2015. See Note 4 – “Investment in Global” for further discussion.

Other Assets – At June 30, 2015, other assets included $101 thousand in prepaid drilling costs related to the drilling and completion of wells held by HKN Bakken, Inc. (“HBI”), $12 thousand in deposits related to the Arctic Star site lease and facility and restricted cash of $50 thousand for a Letter of Credit required for the Arctic Star plant site lease.

Accrued Liabilities and Other – At June 30, 2015, accrued liabilities and other included approximately $68 thousand and $36 thousand in accrued capital and operating costs related to the Arctic Star plant and oil and gas properties, respectively.

Notes Payable – We had notes payable of $63 thousand at December 31, 2014 as a result of the purchase of a generator and insurance premiums for the Arctic Star plant, both of which were financed. The note payable for the generator had a two year term at zero percent interest. The note payable related to the insurance premiums had a ten month term and bore interest at approximately 2.4% of the initial note amount. Both notes were repaid in full during the first quarter 2015. Interest expense on the insurance premiums note was negligible for the six months ended June 30, 2015.

Asset Retirement Obligations – We recognize the present value of asset retirement obligations beginning in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Our asset retirement obligation is a non-recurring Level 3 fair value measurement and was $2 thousand at June 30, 2015 and December 31, 2014. Changes to the liability during the six months ended June 30, 2015 were negligible.

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

We are also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from estimates as a cumulative adjustment in the period of revision. Stock compensation is recorded only for those awards that are expected to vest. No forfeiture rate was applied during the six months ended June 30, 2015, as no further forfeitures were expected. However, in the first quarter 2015, a total of 18 thousand shares were forfeited and stock compensation expense of $130 thousand was reversed for those shares.

Total stock-based compensation recognized within selling, general and administrative expenses in the Company’s consolidated condensed statements of operations was an expense of $33 thousand for the three months and a benefit of $59 thousand for the six months ended June 30, 2015 as a result of the forfeitures during the first quarter 2015, and an expense of $53 thousand for the three months and $106 thousand for the six months ended June 30, 2014.

Recently Issued Accounting Pronouncements – In April 2015, FASB issued the Accounting Standards Update No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Entities can elect to adopt the amendments either prospectively to all arrangements entered into or materially modified after the effective date, or retrospectively. We have evaluated our current cloud computing arrangements and determined that this standard does not have any impact on our consolidated financial statements.

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

BWI’s wholly-owned subsidiary, Arctic Star Alaska, Inc. (“Arctic Star”), has a 1,000 barrel per day oilfield waste processing plant located in Deadhorse, Alaska. Although the Arctic Star plant was commissioned and ready for use in the first quarter 2015, the plant is currently not economical due to a low availability of feedstock and continued low oil pricing. As a result, the plant was idled during March 2015. Although management will continue to monitor marketing conditions, it is currently unknown how long the plant will remain idle due to continued uncertainty in long-term crude pricing as well as oilfield drilling and development activities near the plant.

BWI also has a completed purpose-built plant which was designed to break emulsions found in weathered lagoon pits. We have determined that as a result of current oil pricing and the age of the plant, it is not likely we will be able to deploy and operate the BWI weathered lagoon plant for its intended purpose in the near future.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. As a result, an impairment was recognized on these BWI assets as of December 31, 2014. No additional impairment was recognized during the six months ended June 30, 2015.

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

(4)         INVESTMENT IN GLOBAL

Our non-current available for sale investment consists of our ownership of approximately 35% of Global’s outstanding ordinary shares. At June 30, 2015 and December 31, 2014, our investment in Global was equal to the market value of Global’s ordinary shares as follows (in thousands, except for closing price and exchange rate amounts):

	June 30, 2015	December 31, 2014

Shares of Global Stock Held by HKN	12,805	12,805

Closing Price of Global Stock	£0.35	£0.50

Foreign Currency Exchange Rate	1.5725	1.5586

Market Value of Investment in Global	$6,947	$9,979

The foreign currency translation adjustment of approximately $32 thousand and the unrealized loss on investment of $3 million for the changes in market value between the two periods were recorded to other comprehensive loss in stockholders’ equity during the six months ended June 30, 2015.

As of June 30, 2015, we had a cumulative unrealized loss position on our investment in Global of $3 million. Therefore, we assessed the decline in market value to determine whether it was considered a temporary or other-than-temporary impairment. After reviewing Global’s published annual report and considering our intent and ability to hold the investment, we determined the impairment to be temporary as of June 30, 2015. However, we will continue to evaluate whether this investment is impaired in each subsequent reporting period until either the investment experiences a recovery of fair value up to its cost or the decline is considered to be an other-than-temporary impairment loss. The following table shows the gross unrealized losses and fair values for investments in an unrealized loss position, deemed to be temporary, and the length of time they have been in the position as of June 30, 2015 (in thousands):

	June 30, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale securities:
Investment in Global	$6,947	$(3,032)	$—	$—	$6,947	$(3,032)
Total	$6,947	$(3,032)	$—	$—	$6,947	$(3,032)

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

  Level 3 – Valuation inputs are unobservable and significant to the fair value measurement.

The following tables present recurring financial assets which are carried at fair value as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Level 1	Level 2	Level 3

Investment in Global (1)	$6,947	$—	$—

	December 31, 2014
	Level 1	Level 2	Level 3

Investment in Global (1)	$9,979	$—	$—

 ____________________________________________________

(1)	Global’s ordinary shares are publicly traded on the Alternative Investment Market (“AIM”), a market operated by the London Stock Exchange, with quoted prices in active markets. Accordingly, the fair value measurements of these securities have been classified as Level 1.

(6)         DISCONTINUED OPERATIONS

As a result of the sales of our Gulf Coast oil and gas properties and the abandonment of our coalbed methane projects during 2011, all related activities are included as discontinued operations on the consolidated condensed balance sheets and consolidated condensed statements of operations for all periods presented.

Current assets at June 30, 2015 and December 31, 2014 include assets of discontinued operations of $158 thousand, which is comprised of an accounts receivable related to the 2011 sale of our Gulf Coast oil and gas properties and is fully reserved.

The carrying amounts of the major classes of liabilities for our discontinued oil and gas operations are summarized below (in thousands):

	June 30,	December 31,
	2015	2014

Current Liabilities:
Trade payables	$3	$3
Revenues and royalties payable	23	18
Accrued commitments and contingencies	1,615	3,165
Accrued liabilities and other	76	51
Total Current Liabilities	1,717	3,237
Total Liabilities of Discontinued Operations	$1,717	$3,237

Accrued Commitments and Contingencies at June 30, 2015, consist of a $1.55 million commitment, which is net of aggregated payments totaling $1.55 million, and a $65 thousand contingency related to the Main Pass Environmental Investigations. Our Accrued Liabilities and Other at June 30, 2015 consist of legal fees related to the XPLOR Energy Litigation and Main Pass Environmental Investigations. See Note 10 – “Commitments and Contingencies” for additional information.

Cash used by discontinued operations during the six months ended June 30, 2015 is mainly related to making the first two installment payments related to the Main Pass Environmental Investigations commitment and legal costs resulting from litigation related to the sale of the oil and gas properties net of any related insurance recoveries. Upon resolution of the XPLOR Energy litigation and regulatory matters, no significant activities are expected related to these discontinued operations.

There were no revenues from our Gulf Coast oil and gas properties recognized during the three and six months ended June 30, 2015 and 2014. We had losses from discontinued operations of $23 thousand for the three months and $137 thousand for the six months ended June 30, 2015, primarily related to legal costs we continue to incur for litigation and regulatory matters related to the oil and gas properties we sold in 2011. We had income from discontinued operations of $81 thousand for the three months and $14 thousand for the six months ended June 30, 2014, due to insurance recoveries for prior period legal costs which were in excess of the current period legal costs.

We had disposal-related gains of $41 thousand for both the three and six months ended June 30, 2014, respectively, due to a refund of a drilling prepayment related to retained plugging and abandonment costs. No similar gains or losses were recognized in the first six months of 2015.

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

We have included activity of our parent company, HKN, in our disclosure to reconcile to our consolidated operating loss and total assets. HKN includes our investment in Global, our non-operated working and mineral interests in domestic oil and gas properties, performance of general corporate activities such as corporate reporting and governance, financing, management and growth of current operations and the evaluation of new investment opportunities. Our accounting policies for each of our operating segments are the same as those for our consolidated condensed financial statements. Intersegment interest income and intersegment expenses between our parent company and BWI have been eliminated in consolidation. There were no material intersegment sales or transfers for the periods presented.

Our financial information, expressed in thousands, for each of our operating segments for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30, 2015

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$130	$—	$—	$130
Oil and gas operating expenses	(38)	—	—	(38)
Arctic Star plant operating expenses	—	(175)	—	(175)
Selling, general and administrative expenses	(719)	(111)	—	(830)
Depreciation, depletion and amortization	(59)	(205)	—	(264)
Interest and other expenses	—	(24)	—	(24)
Interest and other income - related parties	—	—	—	—
Interest and other income	17	(9)	—	8
Segment loss from continuing operations	$(669)	$(524)	$—	$(1,193)
Capital Expenditures	$10	$125	$—	$135
Total Assets	$18,809	$7,422	$(668)	$25,563

	Three Months Ended June 30, 2014

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$317	$—	$—	$317
Oil and gas operating expenses	(76)	—	—	(76)
Selling, general and administrative expenses	(623)	(204)	—	(827)
Depreciation, depletion and amortization	(135)	(59)	—	(194)
Interest and other expenses	—	(108)	45	(63)
Interest and other income - related parties	417	—	(45)	372
Interest and other income	50	—	—	50
Segment loss from continuing operations	$(50)	$(371)	$—	$(421)
Capital Expenditures	$(42)	$2,851	$—	$2,809
Total Assets	$47,036	$22,903	$(8,038)	$61,901

	Six Months Ended June 30, 2015

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$212	$—	$—	$212
Oil and gas operating expenses	(80)	—	—	(80)
Arctic Star plant operating expenses	—	(521)	—	(521)
Selling, general and administrative expenses	(2,372)	(121)	—	(2,493)
Depreciation, depletion and amortization	(122)	(422)	—	(544)
Interest and other expenses	—	(220)	153	(67)
Interest and other income - related parties	153	—	(153)	—
Interest and other income	20	(11)	—	9
Segment loss from continuing operations	$(2,189)	$(1,295)	$—	$(3,484)
Capital Expenditures	$91	$416	$—	$507
Total Assets	$18,809	$7,422	$(668)	$25,563

	Six Months Ended June 30, 2014

	HKN	BWI	Eliminations	Consolidated

Oil and gas revenues	$455	$—	$—	$455
Oil and gas operating expenses	(112)	—	—	(112)
Selling, general and administrative expenses	(1,560)	(429)	—	(1,989)
Depreciation, depletion and amortization	(212)	(115)	—	(327)
Interest and other expenses	—	(176)	113	(63)
Interest and other income - related parties	909	—	(113)	796
Interest and other income	92	—	—	92
Segment loss from continuing operations	$(428)	$(720)	$—	$(1,148)
Capital Expenditures	$3	$5,099	$—	$5,102
Total Assets	$47,036	$22,903	$(8,038)	$61,901

(8)         STOCKHOLDERS’ EQUITY

Common Stock – No changes in the number of common shares held occurred during the six months ended June 30, 2015. There were 390,916 shares issued and outstanding as of June 30, 2015 and December 31, 2014.

Treasury Stock – At June 30, 2015 and December 31, 2014, we held no shares of treasury stock. During the six months ended June 30, 2015, we did not repurchase any shares of our common stock. As of June 30, 2015, 582 shares remained available for repurchase under our repurchase program authorized in January 2013.

Additional Paid in Capital – Additional paid in capital decreased by approximately $59 thousand during the six month period ended June 30, 2015 primarily due to a benefit recorded related to the BWI stock option forfeitures during the period.

(9)         EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted loss per share for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Net Loss Attributed to Common Stock	Weighted- Average Shares	Per Share Loss	Net Loss Attributed to Common Stock		Weighted- Average Shares		Per Share Income (Loss)
Basic EPS:
Loss from continuing operations	$(1,193)		$(3.05)	$(417)	(1)			$(1.06)
Income (loss) from discontinued operations	(23)		(0.06)	122				0.31
Net loss attributed to common stock	$(1,216)	391	$(3.11)	$(295)		393		$(0.75)
Effect of dilutive securities
Preferred stock	—	—	—	—		—	(2)	—
Diluted loss per share	$(1,216)	391	$(3.11)	$(295)		393		$(0.75)

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Net Loss Attributed to Common Stock	Weighted- Average Shares	Per Share Loss	Net Loss Attributed to Common Stock		Weighted- Average Shares		Per Share Income (Loss)
Basic EPS:
Loss from continuing operations	$(3,484)		$(8.91)	$(1,148)	(3)			$(2.90)
Income (loss) from discontinued operations	(137)		(0.35)	55				0.14
Net loss attributed to common stock	$(3,621)	391	$(9.26)	$(1,093)		396		$(2.76)
Effect of dilutive securities
Preferred stock	—	—	—	—		—	(4)	—
Diluted loss per share	$(3,621)	391	$(9.26)	$(1,093)		396		$(2.76)

__________________________

(1)	Includes accrual of dividends, net of the gain on dividends paid with common shares, related to preferred stock of $4 thousand for the three months ended June 30, 2014.
(2)	Includes 11 shares of our common stock related to our Series G1 and Series G2 preferred stock for the three months ended June 30, 2014. These shares were issuable upon their conversion in the period presented and were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive. In December 2014, we repurchased all outstanding shares of our Series G1 and Series G2 preferred stock. As a result, there is no dilutive effect for the three months ended June 30, 2015.
(3)	Includes accrual of dividends, net of the gain on dividends paid with common shares, related to preferred stock for the six months ended June 30, 2014.
(4)	Includes 23 shares of our common stock related to our Series G1 and Series G2 preferred stock for the six months ended June 30, 2014. These shares were issuable upon their conversion in the period presented and were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive. In December 2014, we repurchased all outstanding shares of our Series G1 and Series G2 preferred stock. As a result, there is no dilutive effect for the six months ended June 30, 2015.

(10)        COMMITMENTS AND CONTINGENCIES

XPLOR Energy Litigation – Pursuant to a Purchase and Sale Agreement dated as of November 17, 2011 between our subsidiary XPLOR Energy SPV-1, Inc. (“XPLOR SPV-1”) and Texas Petroleum Investment Company (“TPIC”), XPLOR SPV-1 sold to TPIC its oil and gas production assets and related operations at its Main Pass 35 field.  The closing of the transaction occurred on November 17, 2011 but was effective as of October 1, 2011.  On November 21, 2011, TPIC informed XPLOR SPV-1 that it had discovered defects in the salt water disposal system at Main Pass resulting in a salt water spill in the Gulf of Mexico, which had been reported to regulatory authorities.

On August 6, 2012, TPIC filed a lawsuit against XPLOR SPV-1 in the 236th Judicial District Court, Tarrant County, Texas. The case is styled: Texas Petroleum Investment Company vs. XPLOR Energy SPV-1, Inc., Richard Cottle, Sarah Gasch, and John Hewitt. In the lawsuit, TPIC has asserted claims of fraud, fraudulent inducement, negligent misrepresentation, and indemnity related to its purchase of a production platform and associated assets from XPLOR SPV-1. TPIC’s claims focus on alleged salt water system defects, related repairs to the facilities, and purported representations regarding the condition of the platform and associated assets. TPIC is seeking an unstated amount of alleged actual and exemplary damages as well as costs and fees. We intend to vigorously defend any assertions related to the above lawsuit. Accordingly, as of June 30, 2015, we did not record a contingency related to TPIC’s allegations. Based upon information known to date, the range of estimated loss if TPIC were to prevail on its claims is currently estimated not to exceed $2.5 million in damages, costs, and fees.

Main Pass Environmental Investigations – In January 2013, we received a “Consolidated Compliance Order & Notice of Potential Penalty (“CCONPP”) issued by the Louisiana Department of Environmental Quality (“LDEQ”) to our subsidiary, XPLOR Energy Operating Company (“XPLOR Operating”), the former operator of the Main Pass 35 oil and gas production facility. The CCONPP is related to the TPIC allegations of improper salt water disposal at that facility. The Main Pass 35 facility was previously owned by our subsidiary XPLOR SPV-1.  XPLOR Operating requested a hearing with respect to the CCONPP and the matter is pending in the Louisiana Division of Administrative Law in the matter styled: In the Matter of XPLOR Energy Operating Company, Louisiana Division of Administrative Law Docket No. 2014-2388-EQ, Louisiana Department of Environmental Quality (“LDEQ”) Tracking No. WE-CN-12-01101. Public notice of a proposed settlement which would resolve LDEQ’s claims in this matter against XPLOR Operating and XPLOR SPV-1 in return for a payment of $65 thousand was published on June 2, 2015 and the public comment period has expired. LDEQ has requested approval of the proposed settlement by the Louisiana Attorney General and the settlement has not been finalized. At June 30, 2015, we have a $65 thousand contingency within liabilities of discontinued operations in our consolidated condensed balance sheets related to the CCONPP.

As previously disclosed, in March 2013, we were advised that the U.S. Environmental Protection Agency (“EPA”) was undertaking a criminal investigation of the salt water disposal incident and on September 15, 2014, the U.S. Attorney’s Office filed a bill of information with the U.S. District Court for the Eastern District of Louisiana alleging that XPLOR SPV-1 knowingly violated The Federal Water Pollution Control Act at its Main Pass operations. On March 4, 2015, the U.S. District Court for the Eastern District of Louisiana accepted XPLOR SPV-1’s plea agreement entered into in 2014 with the U.S. Attorney’s office in New Orleans, Louisiana.  During the six months ended June 30, 2015, XPLOR SPV-1 paid an aggregate of $1.55 million in penalties pursuant to the plea agreement.  At June 30, 2015, we have a remaining $1.55 million commitment within liabilities of discontinued operations in our consolidated condensed balance sheets for the remaining outstanding balance of the penalty owed by XPLOR SPV-1, to be paid in quarterly installments through December 2015.

Point Au Fer Lawsuit – During the second quarter 2013, we learned HKN, Inc. was named in a lawsuit filed in the 32nd Judicial District Court for the Parish of Terrebonne, Louisiana on March 26, 2013, by Point Au Fer, L.L.C., and The Roman Catholic Church of the Archdiocese of New Orleans.  The case is styled: Point Au Fer, L.L.C., and The Roman Catholic Church of the Archdiocese of New Orleans v. ExxonMobil Oil Corporation, et al, No. 169160. In the lawsuit, the plaintiffs have alleged that real property they own in Terrebonne Parish has been environmentally damaged as a result of oil and gas exploration activities of twenty different defendants.  The plaintiffs seek damages for testing and remediation of the property, property stigma, loss of use of land and lost profits, civil fruits for defendants trespass, land loss and subsidence, punitive or exemplary damages and attorney’s fees. No actual dollar amount of damages has been alleged in the petition. Out of over 100 wells identified in the petition, HKN, Inc. only drilled one well, the MA Smythe Nelson #1, which was a dry hole. Based on these facts, the parties agreed to dismiss all claims against HKN, Inc. without prejudice. The order of dismissal was executed by the court on June 26, 2015. Accordingly, at June 30, 2015, we did not record a contingency related to this matter.

SLFPA-E Litigation – On July 24, 2013, Plaintiff Board of Commissioners of the Southeast Louisiana Flood Protection Authority—East (“SLFPA-E”) filed a lawsuit in the Civil District Court for the Parish of Orleans, Louisiana, a Louisiana state court, against over 90 oil and gas and pipeline companies.  Generally the lawsuit alleges that activities by defendants—primarily but not exclusively the dredging of canals—have made it more difficult for the SLFPA-E to protect the New Orleans metropolitan area from flooding.  The petition alleges that HKN, Inc. is "by virtue of [one or more of] mergers, acquisitions, name changes, etc., responsible for" the actions of Tejas Power Corporation, which is alleged to have obtained in the 1980s certain dredging permits and rights of way.  HKN, Inc. disputes that it is responsible for any actions of Tejas Power Corporation. The public record appears to suggest that Tejas Power Corporation may have been a subsidiary of Harken Oil and Gas, Incorporated (a previous name of HKN, Inc.) for a few years in the 1980s and 1990s.  However, we do not believe HKN, Inc. would have liability for the actions of Tejas Power Corporation. The case was removed to federal court and the Defendants filed a joint motion to dismiss during September 2014.  On February 13, 2015, the court signed an order ruling in favor of the defendants and dismissing all claims.  The court ruled that the SLFPA-E’s lawsuit failed to state a viable claim against the Defendants primarily because: (a) the statutes upon which SLFPA-E based its claims (the Rivers and Harbors Act, the Clean Water Act, and the Coastal Zone Management Act) did not create a duty on behalf of the Defendants for the protection or benefit of the SLFPA-E; and (b) the SLFPA-E was not a third party beneficiary to the federal permits received by the defendants.  On February 24, 2015, SLFPA-E filed an appeal of the lower court’s ruling.  The appeal is now pending before the United States 5th Circuit Court of Appeals. Accordingly, at June 30, 2015, we did not record a contingency related to this matter.

Louisiana Limited Scope Audit – In April 2012, we received notice from the State of Louisiana’s Department of Revenue that our discontinued oil and gas subsidiary, XPLOR Energy Operating Company, was the subject of a limited scope sales tax audit focused on the company’s on-site use and consumption of lease gas in connection with its lease, gathering and pipeline operations from January 1, 2006 through June 30, 2009. The Louisiana Department of Revenue issued a preliminary assessment, or “Notice of Proposed Tax Due,” preliminarily assessing sales tax of $194 thousand and related penalties and interest of $163 thousand, resulting in a total assessment of $357 thousand. In July 2012, we filed an audit protest with the Louisiana Department of Revenue challenging the preliminary assessment, as we do not agree with the legal basis of the assessment or the methodology in which the taxes were calculated and plan to vigorously defend our position. Due to the inherent uncertainties of the audit protest and preliminary assessment, we cannot accurately predict the ultimate outcome of the matter. Accordingly, at June 30, 2015, we did not record a contingency related to this matter. In the event of a negative outcome, the potential loss related to the audit and preliminary assessment is currently estimated not to exceed $357 thousand.

(11)        RELATED PARTY TRANSACTIONS

We continue to hold ordinary shares of Global, which is a related party. Our CEO, Mikel Faulkner, serves as Chairman of Global. See Note 4 – “Investment in Global” for additional information.

In April 2015, we entered into a Services Agreement with Quadrant Management, Inc. (“Quadrant”), which is a related party. Our Chairman, Alan Quasha, is a Director and President of Quadrant. Under the Services Agreement, we receive fees for professional services performed by our personnel. These service fees are recorded as a reduction to general, selling and administrative expenses within our consolidated condensed statements of operations. For the quarter ended June 30, 2015, we recorded gross service fees of $52 thousand as a reduction to general, selling and administrative expenses, of which $26 thousand were recorded within accounts receivable- related party on our consolidated condensed balance sheets.

We had no additional related party transactions during the six months ended June 30, 2015.

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

BUSINESS OVERVIEW

Our business strategy is focused on the development of a well-balanced portfolio of assets in the energy industry. Currently, the majority of the value of our assets is derived from our investment in publicly-traded ordinary shares of Global Energy Development PLC (“Global”) and our wholly-owned subsidiaries, BriteWater International, Inc. (“BWI”), HKN Bakken, Inc. (“HBI”) and HTH, Inc. (“HTH”). Our objective in 2015 is to preserve the value of our portfolio of assets during this period of low commodity pricing through:

•	Providing management expertise and/or additional capital to third parties to generate fees and/or interest income to offset fixed overhead costs,
•	Pursuing opportunities to invest in or acquire distressed assets or companies in the energy industry which we believe are undervalued,
•	Identifying, developing, operating and marketing applications for the BWI emulsion-breaking technology within an economical environment and
•	Aggressively pursuing reductions in our discretionary capital expenditures and selling, general and administrative costs.

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

BWI’s wholly-owned subsidiary, Arctic Star Alaska, Inc. (“Arctic Star”), has a 1,000 barrel per day oilfield waste processing plant located in Deadhorse, Alaska. Although the Arctic Star plant was commissioned and ready for use in the first quarter 2015, the plant is currently not economical due to a low availability of feedstock and continued low oil pricing. As a result, the plant was idled in March 2015. Although management will continue to monitor marketing conditions, it is currently unknown how long the plant will remain idle due to continued uncertainty in long-term crude pricing as well as oilfield drilling and development activities near the plant.

BWI also has a completed purpose-built plant which was designed to break emulsions found in weathered lagoon pits. We have determined that as a result of current oil pricing and the age of the plant, it is not likely we will be able to deploy and operate the BWI weathered lagoon plant for its intended purpose in the near future.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. As a result, an impairment was recognized on these BWI assets as of December 31, 2014. No additional impairment was recognized during the six months ended June 30, 2015.

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

HTH

We hold rights to acreage in the Permian Basin of Texas related to certain properties which were not conveyed during sales and merger activities of former subsidiaries which were subsequently discontinued or sold. We leased mineral interests related to these rights in Reeves County, Texas and Pecos County, Texas for development by third parties. As of June 30, 2015, we held royalty interests in three producing wells in Reeves County through these leases.

Colombian Energy Investment – Global Energy Development PLC

At June 30, 2015, we held an investment in Global through our ownership of approximately 35% of Global’s ordinary shares. Global is a petroleum exploration and production company focused on Latin America. Global’s shares are traded on the Alternative Investment Market (“AIM”), a market operated by the London Stock Exchange. Although Global’s share price decreased during the first six months of 2015, we intend to hold our shares of Global until we believe the market price more accurately reflects the value of its asset base.

Ordinary Shares - We account for our ownership of Global shares as an available for sale investment. At June 30, 2015 and December 31, 2014, our investment in Global was equal to the market value of Global’s ordinary shares as follows (in thousands, except for closing price and exchange rate amounts):

	June 30, 2015	December 31, 2014

Shares of Global Stock Held by HKN	12,805	12,805

Closing Price of Global Stock	£0.35	£0.50

Foreign Currency Exchange Rate	1.5725	1.5586

Market Value of Investment in Global	$6,947	$9,979

The foreign currency translation adjustment of approximately $32 thousand and the unrealized loss on investment of $3 million for the changes in market value between the two periods were recorded to other comprehensive loss in stockholders’ equity during the six months ended June 30, 2015.

RECENT DEVELOPMENTS

Throughout the first six months of 2015, management evaluated the current and projected economic and marketing conditions related to the operation of the Arctic Star plant. Due to limited availability of feedstock and the steep decline in oil prices, management decided to idle the plant and transition the facility into cold storage to minimize carrying costs until market conditions improve or a more economic location for the plant is identified. The process of placing the Arctic Star plant in cold storage began late in the first quarter and was completed in May 2015.

Additionally, in an effort to reduce overhead costs, we entered into a Services Agreement with Quadrant Management, Inc., a related party, in April 2015. Under the Services Agreement, we receive fees for professional services performed by our personnel.

Investment in BWI

Arctic Star, BWI’s initial project to commercialize its emulsions-breaking technology, completed the commissioning of the 1,000 barrel per day oilfield waste processing plant located in Deadhorse, Alaska in January 2015.

Although the Arctic Star plant was ready for use in the first quarter 2015, the plant is currently not economical due to limited availability of feedstock and continued low oil pricing. As a result, the plant was idled in March 2015. Although management will continue to monitor marketing conditions, it is currently unknown how long the plant will remain idle due to continued uncertainty in long-term crude pricing as well as oilfield drilling and development activities near the plant.

Investment in Global

As of June 30, 2015, we had a cumulative unrealized loss position on our investment in Global. Therefore, we assessed the decline in market value to determine whether it was considered a temporary or other-than-temporary impairment. After reviewing Global’s published annual report and considering our intent and ability to hold the investment, we determined the impairment to be temporary as of June 30, 2015. However, we will continue to evaluate whether this investment is impaired in each subsequent reporting period until either the investment experiences a recovery of fair value up to its cost or the decline is considered to be an other-than-temporary impairment loss.

Investment in Domestic Energy

HBI

We may choose to strategically invest in HBI, on a non-operated basis, in all phases of the oil and gas business, including participation in the drilling, completion, operation and maintenance of oil and gas wells. During the six months ended June 30, 2015, we had capital expenditures of $89 thousand, of which $68 thousand related to delayed operator billings for two Bakken wells. As of June 30, 2015, we held both mineral and working interests in 96 gross producing Bakken wells and 11 gross producing Niobrara wells.

HTH

We hold rights to acreage in the Permian Basin of Texas related to certain properties which were not conveyed during sales and merger activities of former subsidiaries which were subsequently discontinued or sold. We leased mineral interests related to these rights in Reeves County, Texas and Pecos County, Texas for development by third parties. As of June 30, 2015, we held royalty interests in three producing wells in Reeves County through these leases.

Other Matters

Share Repurchases

During the six months ended June 30, 2015 we did not repurchase any shares of our common stock.

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

Amortizing Intangible and Long-Lived Asset Impairment Analysis – We review our amortizing intangible assets, currently consisting of patents acquired in connection with our investment in BWI, and our long-lived assets, consisting of BWI’s Arctic Star plant and the weathered lagoon plant, on an annual basis as well as when events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As a result, these BWI assets were impaired as of December 31, 2014. No additional impairment was recognized during the six months ended June 30, 2015 as we did not experience events or changes in circumstances which significantly differ from our assumptions used to determine impairment at December 31, 2014. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate asset useful lives and future cash flows of these assets. Actual results may vary significantly from these estimates, which include commodity pricing, anticipated feedstock available and timing of the plant start up and consistent operations over the lives of these assets. If actual results are not consistent with our estimates and assumptions used to calculate estimated future cash flows, such as a prolonged period of low oil prices and/or further decreases in oil prices, we may be exposed to additional impairment losses that could be material.

Investment in Global – We do not account for our investment in Global as an equity method investment in spite of our 35% ownership. We are unable to obtain U.S. GAAP financial statements quarterly to perform equity method accounting due to the semi-annual reporting requirements Global follows under the AIM exchange rules. As a result, we account for Global as an available for sale investment.

We review our investment in Global at least semi-annually and more often if any indicators of impairment become known. We continuously monitor macroeconomic indicators and track Global’s stock price volatility for any downward trends in the market. We also review public financial information including Global’s issued financial statements, investor presentations, as well as financial analysts’ reviews and recommendations for any indicators of an other-than-temporary impairment in our carrying value. In addition to these external indicators, we also assess internally our ability and intent to hold our investment in Global should the fair value drop below our cost. Any resulting other-than-temporary impairment is immediately recognized in earnings.

As of June 30, 2015, we had a cumulative unrealized loss position on our investment in Global of $3 million. Therefore, we assessed the decline in market value to determine whether it was considered a temporary or other-than-temporary impairment. After reviewing Global’s published annual report and considering our intent and ability to hold the investment, we determined the impairment to be temporary as of June 30, 2015. However, we will continue to evaluate whether this investment is impaired in each subsequent reporting period until either the investment experiences a recovery of fair value up to its cost or the decline is considered to be an other-than-temporary impairment loss. We have not recognized any impairment losses for the six months ended June 30, 2015.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements – In April 2015, FASB issued the Accounting Standards Update No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Entities can elect to adopt the amendments either prospectively to all arrangements entered into or materially modified after the effective date, or retrospectively. We have evaluated our current cloud computing arrangements and determined that this standard does not have any impact on our consolidated financial statements.

RESULTS OF OPERATIONS

The following is our discussion and analysis of significant components of our operations which have affected our operating results and balance sheet during the three and six months ended June 30, 2015 and 2014 included in the accompanying consolidated condensed financial statements.

Results of Continuing Operations for the Quarterly Periods Ended June 30, 2015 Compared to June 30, 2014

Our loss from continuing operations increased approximately $772 thousand from $421 thousand in the second quarter 2014 to $1.2 million in the second quarter 2015. The increase was primarily due to decreased oil and gas revenues, decreased interest income from our related party notes receivable which was repaid in full in December 2014, increased Arctic Star operating expenses and increased depreciation expenses.

Revenues and Operating Expenses

Oil and gas revenues decreased by $187 thousand from $317 thousand for the second quarter 2014 to $130 thousand for the second quarter 2015. The decrease was primarily due to lower oil and gas prices as well as decreased oil volumes. Assuming current levels or continued declines in oil pricing and the resulting anticipated reduction in drilling activity, future revenues from HBI and HTH are expected to decrease as less production from new wells is added to offset the decline rates of existing wells.

Oil revenues decreased $159 thousand to $118 thousand and comprised 91% of our total revenues for the second quarter 2015. Of this decrease, $111 thousand was due to a 49% decline in oil prices and $48 thousand was the result of a 17% volume decrease. Our realized oil prices for the second quarter 2015 were $47.60 per barrel as compared to $92.46 per barrel for the second quarter 2014. Oil volumes decreased from 3 thousand barrels for the second quarter 2014 to approximately 2.5 thousand barrels for the second quarter 2015 as natural production decline from existing wells more than offset volume increases from six new royalty wells. Our non-operated Bakken properties represented 61% of our oil production for the second quarter 2015.

Gas revenues decreased $28 thousand to $12 thousand and comprised 9% of our total revenues for the second quarter 2015. This decrease was primarily related to a 70% decline in gas prices. Our realized gas prices for the second quarter 2015 were $3.15 per mcf as compared to $10.55 per mcf for the second quarter 2014. This average price is higher than the published Henry Hub pricing mainly as a result of natural gas produced in the Bakken formation having a higher dollar value than other natural gas production areas due to its higher wet gas content. Production remained flat at 4 thousand mcf for both the second quarter 2015 and 2014. Our non-operated properties located in the Bakken represented approximately 51% of our gas production for the second quarter 2015.

Oil and gas operating expenses decreased 50% compared to the prior period to $38 thousand for the second quarter 2015, as a result of our decreased participation in new wells and fewer repair and maintenance projects in the second quarter 2015. Oil and gas operating expenses are expected to remain flat or increase only slightly with the anticipated reduction in the drilling of new wells.

With the commissioning of the Arctic Star plant complete in the first quarter 2015, the plant was ready to begin processing. As a result, costs related to preparing the plant for operations were no longer capitalized and we began to recognize plant operating expenses. Arctic Star plant operating expenses were $175 thousand for the second quarter 2015 and primarily related to staffing and utilities costs as the plant was transitioned into cold storage.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased slightly from $827 thousand for the second quarter 2014 to $830 thousand for the second quarter 2015. Gross general and administrative costs in the prior year period were offset by $432 thousand in capitalized Arctic Star administrative costs. As a result, despite our net general and administrative costs remaining nearly flat, there was a 28% reduction in gross general and administrative expenses in the current period as a result of personnel reductions and other cost cutting measures in the current year.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased approximately 36% from $194 thousand for the second quarter 2014 to $264 thousand for the second quarter 2015. This increase is primarily due to beginning depreciation of the Arctic Star plant upon its final commissioning in January 2015, partially offset by a lower depletion rate on oil and gas properties related to the lower cost basis resulting from the December 2014 impairment. Current year depreciation and amortization expenses are anticipated to be higher than the prior year period as depreciation on the Arctic Star plant continues.

Interest and Other Expenses

Interest and other expenses decreased approximately 62% from $63 thousand for the second quarter 2014 to $24 thousand for the second quarter 2015. Interest and other expenses are primarily related to interest expense incurred as a result of the Arctic Star capital leases which began in the second quarter 2014. This decrease is a result of reduced interest expenses as the capital lease obligation balance declines and as a result of the purchase of the rig mats in May 2015.

Interest and Other Income

Interest and other income decreased $414 thousand from $422 thousand in the second quarter 2014 to $8 thousand in the second quarter 2015, primarily as a result of the early payoff of the Global 2013 Note in December 2014.

Gain on Disposal of Discontinued Operations

We recognized an additional gain on the 2011 disposal of our Gulf Coast oil and gas properties of $41 thousand in the second quarter 2014 primarily as a result a refund of a drilling prepayment related to retained plugging and abandonment costs. No gain or loss was recognized on this disposal in the second quarter 2015.

Income (Loss) from Discontinued Operations

Our income from discontinued operations decreased from $81 thousand in the second quarter 2014 to a loss of $23 thousand in the second quarter 2015. This is primarily a result of legal costs we continue to incur for litigation and regulatory matters related to the oil and gas properties we sold in 2011. The prior year income is a result of reimbursements made by our insurance policy related to prior period costs during the second quarter 2014.

Results of Continuing Operations for the Six Months Ended June 30, 2015 Compared to June 30, 2014

Our loss from continuing operations increased approximately $2.4 million from $1.1 million for the first six months of 2014 to $3.5 million for the first six months of 2015. The increase was primarily due to decreased interest income from our related party notes receivable which was repaid in full in December 2014, decreased oil and gas revenues, increased Arctic Star operating expenses, decreased capitalized general and administrative costs and increased depreciation expenses.

Revenues and Operating Expenses

Oil and gas revenues decreased by $243 thousand from $455 thousand for the first six months of 2014 to $212 thousand for the first six months of 2015. The decrease was due to lower oil and gas prices, partially offset by slightly higher oil and gas volumes. Assuming current levels or continued declines in oil pricing and the resulting anticipated reduction in drilling activity, future revenues from HBI and HTH are expected to decrease as less production from new wells is added to offset the decline rates of existing wells.

Oil revenues decreased $195 thousand to $188 thousand and comprised 89% of our total revenues for the six months ended June 30, 2015. Of this decrease, $204 thousand was due to a 52% decline in oil prices, partially offset by a $9 thousand increase due to a 2% increase in oil volumes. Our realized oil prices for the 2015 period were $42.24 per barrel as compared to $88.13 per barrel in the 2014 period. Oil production for six months ended June 30, 2015 increased slightly from 4.3 thousand barrels in the prior year period to approximately 4.5 thousand barrels. Production from new Bakken wells and Texas royalty wells in the 2015 period offset declines in existing production. Our non-operated Bakken properties represented 70% of our oil production for the six months ended June 30, 2015.

Gas revenues decreased $48 thousand to $24 thousand and comprised 11% of our total revenues for the six months ended June 30, 2015. Of this decrease, $53 thousand was due to a 69% decline in gas prices, partially offset by a $5 thousand increase due to a 7% increase in gas volumes. Our realized gas prices for the 2015 period were $3.09 per mcf as compared to $9.92 per mcf in the 2014 period. This average price is higher than the published Henry Hub pricing mainly as a result of natural gas produced in the Bakken formation having a higher dollar value than other natural gas production areas due to its higher wet gas content. The increase in gas volumes was primarily the result of new production from our Texas royalty wells. Our non-operated properties located in the Bakken represented approximately 60% of our gas production for the six months ended June 30, 2015.

Oil and gas operating expenses decreased $32 thousand to $80 thousand for the six months ended June 30, 2015, primarily as a result of decreased participation in new wells and fewer repair and maintenance projects in the first six months of 2015. Oil and gas operating expenses are expected to remain flat or increase only slightly with the anticipated reduction in the drilling of new wells.

With the commissioning of the Arctic Star plant complete in the first quarter 2015, the plant was ready to begin processing. As a result, costs related to preparing the plant for operations were no longer capitalized and we began to recognize plant operating expenses. Arctic Star plant operating expenses were $521 thousand for the six months ended June 30, 2015 and primarily related to staffing and utilities costs as the plant was transitioned into cold storage.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately 25% from $2 million for the first six months of 2014 to $2.5 million for the first six months of 2015. Gross general and administrative costs in the prior year period were offset by $808 thousand in capitalized Arctic Star administrative costs. As a result, despite our net general and administrative costs increasing, there was a 5% reduction in gross general and administrative expenses in the current period as a result of personnel reductions and other cost cutting measures in the current year.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased approximately 66% from $327 thousand for the first six months of 2014 to $544 thousand for the first six months of 2015. This increase is primarily due to beginning depreciation of the Arctic Star plant upon its final commissioning in January 2015, partially offset by a lower depletion rate on oil and gas properties related to the lower cost basis resulting from the December 2014 impairment. Current year depreciation and amortization expenses are anticipated to be higher than the prior year period as depreciation on the Arctic Star plant continues.

Interest and Other Expenses

Interest and other expenses increased slightly from $63 thousand for the first six months of 2014 to $67 thousand for the first six months of 2015. Interest expenses are primarily related to the Arctic Star capital leases which began in the second quarter 2014.

Interest and Other Income

Interest and other income decreased approximately 99% from $888 thousand for the first six months of 2014 to $9 thousand for the first six months of 2015, primarily as a result of the early payoff of the Global 2013 Note in December 2014.

Gain on Disposal of Discontinued Operations

We recognized an additional gain on the 2011 disposal of our Gulf Coast oil and gas properties of $41 thousand in the first six months of 2014 primarily as a result a refund of a drilling prepayment related to retained plugging and abandonment costs. No similar gain or loss was recognized on this disposal in the first six months of 2015.

Income (Loss) from Discontinued Operations

Our income from discontinued operations decreased from $14 thousand for the first six months of 2014 to a loss of $137 thousand for the first six months of 2015. This is primarily a result of legal costs we continue to incur for litigation and regulatory matters related to the oil and gas properties we sold in 2011. The prior year income is a result of reimbursements made by our insurance policy related to prior period costs during the second quarter 2014.

LIQUIDITY AND CAPITAL STRUCTURE

Financial Condition

	June 30,	December 31,
(Thousands of dollars)	2015	2014

Current ratio	4.27 to 1	3.17 to 1

Working capital (1)	$7,141	$10,214

Total debt (2)	$—	$63

Total cash less debt	$8,934	$14,439

Total stockholders' equity	$23,374	$30,086

Total liabilities to equity	0.09 to 1	0.16 to 1

(1)	Working capital is the difference between current assets and current liabilities.
(2)	Excludes capital lease obligations.

Cash on hand was primarily generated from proceeds from our oil and gas property divestitures and the rights offering to our stockholders, both of which occurred during 2011. These proceeds have been used to develop our BWI and HBI assets. The decrease in our working capital as of June 30, 2015 as compared to December 31, 2014 is primarily due to a $5.6 million reduction in cash balances, partially offset by a $736 thousand reduction in accounts payable and accrued liabilities primarily as a result of the completion of the Arctic Star plant, a $1.5 million decrease in accrued liabilities related to our discontinued operations, resulting from the first two installment payments being made on the $3.1 million Main Pass Environmental Investigations commitment, and a $271 thousand decrease in current notes payable and capital lease obligations.

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

Significant Ownership of our Stock

As of June 30, 2015, Everest Hill Group, Inc. (“Everest Hill”) beneficially owned approximately 68% of the combined voting power of our outstanding common stock. This entity is beneficially owned by Wayne Quasha through the AQ, JQ and WQ Trusts. Mr. Alan Quasha, Chairman of the Board of Directors of HKN, is the brother of Wayne Quasha, who is deemed the beneficial owner of Everest Hill, but Mr. Alan Quasha disclaims any beneficial ownership of these shares. Everest Hill is in a position to exercise significant influence over the election of our Board of Directors and other matters.

Cash Flows

Net cash used by operating activities during the six months ended June 30, 2015 was $4.9 million, as compared to $2.3 million in the prior year period. Net cash used by continuing operations increased from $2.2 million to $3.4 million. This increase was primarily a result of a $2.4 million increase in cash adjusted losses primarily due to general and administrative costs related to the Arctic Star plant no longer being capitalized in the current year and a reduction in related party interest income, partially offset by an approximate $1.2 million decrease in cash used for operating capital. Cash used by discontinued operations increased from $43 thousand in the prior year period to $1.5 million in the first six months of 2015. This increase is a result of the first two installment payments being made on the $3.1 million Main Pass Environmental Investigations commitment.

Net cash used by investing activities during the six months ended June 30, 2015 was $463 thousand, as compared to $2.3 million in the prior year period. Cash used by investing activities for the first six months of 2015 is primarily comprised of $416 thousand in capital expenditures for BWI and $89 thousand in capital expenditures for HBI, partially offset by $44 thousand in proceeds from the sales of assets. Cash used by investing activities during the first six months of 2014 was primarily the result of $5.1 million in capital expenditures for BWI and $422 thousand for the purchase of additional Global shares, partially offset by $3 million in repayments on the Global 2013 Note and $271 thousand in proceeds from the sales of assets.

Net cash used by financing activities during the six months ended June 30, 2015 was $229 thousand, as compared to $914 thousand in the prior year period. Cash used by financing activities for the first six months of 2015 is primarily comprised of principal payments on the notes payable and capital lease obligations. Cash used by financing activities during the first six months of 2014 was related to the repurchase of approximately 11 thousand of our outstanding common shares.

Obligations, Contingencies and Commitments

XPLOR Energy Litigation – Pursuant to a Purchase and Sale Agreement dated as of November 17, 2011 between our subsidiary XPLOR Energy SPV-1, Inc. (“XPLOR SPV-1”) and Texas Petroleum Investment Company (“TPIC”), XPLOR SPV-1 sold to TPIC its oil and gas production assets and related operations at its Main Pass 35 field.  The closing of the transaction occurred on November 17, 2011 but was effective as of October 1, 2011.  On November 21, 2011, TPIC informed XPLOR SPV-1 that it had discovered defects in the salt water disposal system at Main Pass resulting in a salt water spill in the Gulf of Mexico, which had been reported to regulatory authorities.

On August 6, 2012, TPIC filed a lawsuit against XPLOR SPV-1 in the 236th Judicial District Court, Tarrant County, Texas. The case is styled: Texas Petroleum Investment Company vs. XPLOR Energy SPV-1, Inc., Richard Cottle, Sarah Gasch, and John Hewitt. In the lawsuit, TPIC has asserted claims of fraud, fraudulent inducement, negligent misrepresentation, and indemnity related to its purchase of a production platform and associated assets from XPLOR SPV-1. TPIC’s claims focus on alleged salt water system defects, related repairs to the facilities, and purported representations regarding the condition of the platform and associated assets. TPIC is seeking an unstated amount of alleged actual and exemplary damages as well as costs and fees. We intend to vigorously defend any assertions related to the above lawsuit. Accordingly, as of June 30, 2015, we did not record a contingency related to TPIC’s allegations. Based upon information known to date, the range of estimated loss if TPIC were to prevail on its claims is currently estimated not to exceed $2.5 million in damages, costs, and fees.

Main Pass Environmental Investigations – In January 2013, we received a “Consolidated Compliance Order & Notice of Potential Penalty (“CCONPP”) issued by the Louisiana Department of Environmental Quality (“LDEQ”) to our subsidiary, XPLOR Energy Operating Company (“XPLOR Operating”), the former operator of the Main Pass 35 oil and gas production facility. The CCONPP is related to the TPIC allegations of improper salt water disposal at that facility. The Main Pass 35 facility was previously owned by our subsidiary XPLOR SPV-1.  XPLOR Operating requested a hearing with respect to the CCONPP and the matter is pending in the Louisiana Division of Administrative Law in the matter styled: In the Matter of XPLOR Energy Operating Company, Louisiana Division of Administrative Law Docket No. 2014-2388-EQ, Louisiana Department of Environmental Quality (“LDEQ”) Tracking No. WE-CN-12-01101. Public notice of a proposed settlement which would resolve LDEQ’s claims in this matter against XPLOR Operating and XPLOR SPV-1 in return for a payment of $65 thousand was published on June 2, 2015 and the public comment period has expired. LDEQ has requested approval of the proposed settlement by the Louisiana Attorney General and the settlement has not been finalized. At June 30, 2015, we have a $65 thousand contingency within liabilities of discontinued operations in our consolidated condensed balance sheets related to the CCONPP.

As previously disclosed, in March 2013, we were advised that the U.S. Environmental Protection Agency (“EPA”) was undertaking a criminal investigation of the salt water disposal incident and on September 15, 2014, the U.S. Attorney’s Office filed a bill of information with the U.S. District Court for the Eastern District of Louisiana alleging that XPLOR SPV-1 knowingly violated The Federal Water Pollution Control Act at its Main Pass operations. On March 4, 2015, the U.S. District Court for the Eastern District of Louisiana accepted XPLOR SPV-1’s plea agreement entered into in 2014 with the U.S. Attorney’s office in New Orleans, Louisiana.  During the six months ended June 30, 2015, XPLOR SPV-1 paid an aggregate of $1.55 million in penalties pursuant to the plea agreement.  At June 30, 2015, we have a remaining $1.55 million commitment within liabilities of discontinued operations in our consolidated condensed balance sheets for the remaining outstanding balance of the penalty owed by XPLOR SPV-1, to be paid in quarterly installments through December 2015.

Point Au Fer Lawsuit – During the second quarter 2013, we learned HKN, Inc. was named in a lawsuit filed in the 32nd Judicial District Court for the Parish of Terrebonne, Louisiana on March 26, 2013, by Point Au Fer, L.L.C., and The Roman Catholic Church of the Archdiocese of New Orleans.  The case is styled: Point Au Fer, L.L.C., and The Roman Catholic Church of the Archdiocese of New Orleans v. ExxonMobil Oil Corporation, et al, No. 169160. In the lawsuit, the plaintiffs have alleged that real property they own in Terrebonne Parish has been environmentally damaged as a result of oil and gas exploration activities of twenty different defendants.  The plaintiffs seek damages for testing and remediation of the property, property stigma, loss of use of land and lost profits, civil fruits for defendants trespass, land loss and subsidence, punitive or exemplary damages and attorney’s fees. No actual dollar amount of damages has been alleged in the petition. Out of over 100 wells identified in the petition, HKN, Inc. only drilled one well, the MA Smythe Nelson #1, which was a dry hole. Based on these facts, the parties agreed to dismiss all claims against HKN, Inc. without prejudice. The order of dismissal was executed by the court on June 26, 2015. Accordingly, at June 30, 2015, we did not record a contingency related to this matter.

SLFPA-E Litigation – On July 24, 2013, Plaintiff Board of Commissioners of the Southeast Louisiana Flood Protection Authority—East (“SLFPA-E”) filed a lawsuit in the Civil District Court for the Parish of Orleans, Louisiana, a Louisiana state court, against over 90 oil and gas and pipeline companies.  Generally the lawsuit alleges that activities by defendants—primarily but not exclusively the dredging of canals—have made it more difficult for the SLFPA-E to protect the New Orleans metropolitan area from flooding.  The petition alleges that HKN, Inc. is "by virtue of [one or more of] mergers, acquisitions, name changes, etc., responsible for" the actions of Tejas Power Corporation, which is alleged to have obtained in the 1980s certain dredging permits and rights of way.  HKN, Inc. disputes that it is responsible for any actions of Tejas Power Corporation. The public record appears to suggest that Tejas Power Corporation may have been a subsidiary of Harken Oil and Gas, Incorporated (a previous name of HKN, Inc.) for a few years in the 1980s and 1990s.  However, we do not believe HKN, Inc. would have liability for the actions of Tejas Power Corporation. The case was removed to federal court and the Defendants filed a joint motion to dismiss during September 2014.  On February 13, 2015, the court signed an order ruling in favor of the defendants and dismissing all claims.  The court ruled that the SLFPA-E’s lawsuit failed to state a viable claim against the Defendants primarily because: (a) the statutes upon which SLFPA-E based its claims (the Rivers and Harbors Act, the Clean Water Act, and the Coastal Zone Management Act) did not create a duty on behalf of the Defendants for the protection or benefit of the SLFPA-E; and (b) the SLFPA-E was not a third party beneficiary to the federal permits received by the defendants.  On February 24, 2015, SLFPA-E filed an appeal of the lower court’s ruling.  The appeal is now pending before the United States 5th Circuit Court of Appeals. Accordingly, at June 30, 2015, we did not record a contingency related to this matter.

Louisiana Limited Scope Audit – In April 2012, we received notice from the State of Louisiana’s Department of Revenue that our discontinued oil and gas subsidiary, XPLOR Energy Operating Company, was the subject of a limited scope sales tax audit focused on the company’s on-site use and consumption of lease gas in connection with its lease, gathering and pipeline operations from January 1, 2006 through June 30, 2009. The Louisiana Department of Revenue issued a preliminary assessment, or “Notice of Proposed Tax Due,” preliminarily assessing sales tax of $194 thousand and related penalties and interest of $163 thousand, resulting in a total assessment of $357 thousand. In July 2012, we filed an audit protest with the Louisiana Department of Revenue challenging the preliminary assessment, as we do not agree with the legal basis of the assessment or the methodology in which the taxes were calculated and plan to vigorously defend our position. Due to the inherent uncertainties of the audit protest and preliminary assessment, we cannot accurately predict the ultimate outcome of the matter. Accordingly, at June 30, 2015, we did not record a contingency related to this matter. In the event of a negative outcome, the potential loss related to the audit and preliminary assessment is currently estimated not to exceed $357 thousand.

Off-Balance Sheet Arrangements - As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2015, we were not involved in any unconsolidated SPE transactions and we have no off-balance sheet arrangements.

Treasury Stock – At June 30, 2015 and December 31, 2014, we held no shares of treasury stock. In January 2013, we announced that our Board of Directors authorized the cancellation of our September 2005 stock repurchase plan and authorized a new stock repurchase program which allows us to buy back up to 45 thousand shares of our common stock. During the six months ended June 30, 2015, we did not repurchase any shares of our common stock. As of June 30, 2015, approximately 582 shares remained available for repurchase under our repurchase program.

Adequacy of Capital Sources and Liquidity

We believe that we will have the ability to provide for our operational needs, commitments, estimated contingencies, discretionary capital expenditures and any possible investments through projected operating cash flow and cash on hand. Our operating cash flow has been adversely affected by current energy pricing which has resulted in the idling of the Arctic Star plant for BWI and lower than anticipated return on our HBI oil and gas assets. To address this challenge, we entered into a service agreement to provide professional services for fees, continue to minimize our controllable costs until BWI begins revenue generation and plan to reduce HBI capital expenditures. Should projected operating cash flow not materialize, we may reduce future investments, continue to provide additional management consulting services for fees, and/or reduce our ownership interest in any of our investments through strategic sales. All of our HBI and BWI capital expenditures, purchases of Global stock and treasury stock repurchases are purely discretionary and may be curtailed or delayed at any time.

31

Our debt outstanding at June 30, 2015 consists of a capital lease obligation of $218 thousand. The capital lease carries a minimum two year lease period and includes the option to renew and/or purchase the leased property. If we seek to raise other equity or debt financing to fund capital expenditures or other acquisition and development opportunities, those transactions may be affected by the market value of our common stock. If the price of our common stock declines, our ability to utilize our stock either directly or indirectly through convertible instruments for raising capital could be negatively affected. Further, raising additional funds by issuing common stock or other types of equity securities could dilute our existing stockholders, and dilution could be substantial if the price of our common stock decreases. Any securities we issue may have rights, preferences and privileges that are senior to our existing equity securities. Borrowing money may also involve pledging some or all of our assets.

32

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

33

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by us during the three months ended June 30, 2015, of our common stock.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

April 1, 2015 through April 30, 2015	—	$—	—	582
May 1, 2015 through May 31, 2015	—	$—	—	582
June 1, 2015 through June 30, 2015	—	$—	—	582
Total	—	$—	—	582

34

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

35

HKN, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HKN, Inc.
(Registrant)

Date: August 12, 2015	By: /s/ Kristina M. Humphries
Kristina M. Humphries
Vice President and Chief Financial Officer

36